Form 10QSB
period 1996-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1996-11-14
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB
      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1996
      ( ) Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________________ to
____________________
                  Paradigm Advanced Technologies, Inc.
      (Exact Name of Small Business Issuer as Specified in Its Charter)
                       Delaware                               33-0692466
            (State or Other Jurisdiction of               (I.R.S. Employer
            Incorporation or Organization)                Identification No.)
      5140 Yonge Street, Suite 1525, North York, Ontario, Canada M2N 6L7
                   (Address of Principal Executive Offices)
                             (416) 222-9629
               (Issuer's Telephone Number, Including Area Code)
                                      N/A
       (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)
      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No __________

      As of November 13, 1996, the issuer had 13,008,343 shares of its common stock issued and outstanding.

      Traditional Small Business Disclosure Format (check one):
Yes  x  No __________


                               Page 1 of 10 Pages

                                    PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                            INTERIM BALANCE SHEET

                           AS OF SEPTEMBER 30, 1996

                                 (UNAUDITED)

                                    ASSETS

Assets

            Bank short term deposits                             $    25,411
            Share subscription receivable                             25,000
            Inventories (Note 1a)                                    357,838
            Prepaid expenses and deposit                              26,781
                                                                     435,030

            Capital Assets (Notes 1b & 3)                             23,302

            Total Assets                                             458,332

                                 LIABILITIES

Current Liabilities
            Accounts payable                                        $ 25,344

                             SHAREHOLDERS' EQUITY

Share Capital (Note 4)
      Authorized 30,000,000 common shares, $.0001 par value
            Issued and outstanding
                 13,008,343 common shares                               1,300
            Additional paid in capital                              1,417,345
            Deficit                                                  (985,657)
                                                                      432,988
                                                                    $ 458,332


                               Page 2 of 10 Pages

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                         INTERIM STATEMENT OF DEFICIT

                FOR THE PERIOD FROM THE DATE OF INCORPORATION

                    JANUARY 12, 1996 TO SEPTEMBER 30, 1996

                                 (UNAUDITED)




            Balance, beginning of period                             $ - 0 -

            Net Loss                                                  985,656

            Balance, end of period                                   $985,656



                               Page 3 of 10 Pages

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                      INTERIM STATEMENT OF SHARE CAPITAL

                    JANUARY 12, 1996 TO SEPTEMBER 30, 1996

                                 (UNAUDITED)

                                                           ADDITIONAL   TOTAL
                                                PAR        PAID-UP      PAID-UP
                                  SHARES        VALUE      CAPITAL      CAPITAL
Issuance of common shares to      6,000,000      $600      $55,545      $56,145
purchase all of the shares
and liabilities of Paradigm
Advanced Technologies Joint
Venture

Issuance of common shares in      3,000,000      $300     $299,700     $300,000
February, 1996 in connection
with a private placement

Issuance of common shares in      2,450,000      $245     $612,255     $612,500
February, March and April
1996 in connection with a
private placement offering

Issuance of common shares in        350,000       $35      $87,465      $87,500
May, 1996 in connection with
a private placement offering

Issuance of common shares in        833,340       $83     $249,917     $250,000
June, 1996 in connection with
a private placement offering
(1)

Issuance of common shares in
July, August and September,
1996 in connection with a           375,003       $37     $112,463     $112,500
private placement offering (1)   13,008,343    $1,300   $1,417,375   $1,418,645

1) In connection with these offerings, warrants to purchase 1,208,343 common shares at $0.30 per share were issued.


                               Page 4 of 10 Pages

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                         INTERIM STATEMENT OF INCOME
                    JANUARY 12, 1996 TO SEPTEMBER 30, 1996
                                 (UNAUDITED)


                                                                    From
                                                For the Three   Inception on
                                                Months Ended    January 12,
                                                September 20,  1996, through
                                                    1996       September 30,
                                                 (Unaudited)        1996
                                                                (Unaudited)

Sales                                             $ - 0 -        $ - 0 -

Cost of Sales                                     $ - 0 -        $ - 0 -

            Purchases                               3,276        357,838
            Inventory - end of period               3,276        357,838
                                                    - 0 -          - 0 -

Expenses

            Consulting fees                      $166,004     $  513,896
            Legal and professional                 77,129        129,102
            Salaries and benefits                  37,232         89,966
            Office and general                     38,301         62,661
            Travel and entertainment               53,040        163,222
            Occupancy costs                         9,946         24,175
            Depreciation                              449          2,634
                                                  382,101        985,656

Net loss for the period                        $(382,101)   $  (985,656)



                               Page 5 of 10 Pages

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                        INTERIM STATEMENT OF CASH FLOW

                    JANUARY 12, 1996 TO SEPTEMBER 30, 1996

                                 (UNAUDITED)


Cash provided by (used in) operations

            Net loss for the period                               $ (985,656)
            Items not requiring an outlay of cash:
                      Depreciation of fixed assets                     2,634
            Net changes in non-cash working capital items
                      related to operations                             -0-
            Inventory                                               (357,838)
            Accounts payable                                          25,343
            Sundry assets                                            (26,781)
                                                                  (1,342,298)

Cash provided by financing activities

            Proceeds of common share issuance                      1,393,645

Cash used in investing activities

            Acquisition of fixed assets                              (25,936)

Net increase in cash for the period                                   25,411

Cash - beginning of period                                              -0-


Cash - end of the period                                          $   25,411



                               Page 6 of 10 Pages

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                          NOTES TO INTERIM STATEMENT



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) FINANCIAL STATEMENTS

      The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1996.

      The Company is a development stage company formed on January 12, 1996 and does not purport to contain complete disclosures in conformity with generally accepted accounting principles.

      The results reflected for the nine month period ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.


      b)    INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out method) and net realizable value.

      c)    CAPITAL ASSETS

      Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided using the declining balance basis at the following annual rate:

            Furniture and fixtures - 20%

   d)    METHOD OF ACCOUNTING

      i) The corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

      ii)There are not any material differences in the determination of net loss and per share calculations between Canadian and U.S. generally accepted accounting principles.



                               Page 7 of 10 Pages

2.          INCORPORATION

      The company was incorporated on January 12, 1996 in the State of Delaware and has elected a December 31 fiscal year end for book and tax purposes.

3.          CAPITAL ASSETS
                                                Accumulated    Net
                                    Cost        Depreciation   Book-value
            Furniture and
            fixtures                $25,936     $2,634          $23,302

4.             STOCK OPTIONS

      As at June 30, 1996, 6,000,000 common shares are reserved for issuance to directors, officers and employees under the Company's stock option plan. All options are exercisable at price of $0.05 and the expiration date of the options is January 12, 2001.

5.          ACQUISITION

      On January 12, 1996, the Company acquired 100% of the assets and liabilities of Paradigm Advanced Technologies Joint Venture for $65,145 by the issuance of 6,000,000 common shares. The Company recorded the acquisition using the purchase method.


                               Page 8 of 10 Pages

Item 2.  Management's Discussion and Analysis of Plan of Operation

      In connection with its organization, Paradigm Advanced Technologies, Inc. (the "Company") the Company acquired a security and surveillance products business established by the Paradigm Advanced Technologies Joint
Venture,  including  the  purchase  and  distribution  rights  pursuant  to  a contract with Alpha Systems Lab, Inc. During the succeeding months, the Company raised approximately $1,000,000 in capital through two private placements completed in accordance with Rule 504 promulgated under the
Securities Act of 1933, as amended (the "Act"). It is currently conducting an additional private placement in accordance with Regulation D of the Act, in which it intends to raise a minimum of $275,000 and a maximum of $1,375,000 in capital. Management expects that this will satisfy the Company's cash requirements for the first nine months after its organization, taking into account the Company's accumulated deficit at September 30, 1996, of $985,657. However, management estimates that the total amount of "seed capital" required in order to proceed with current operations and to bring the Company's own product to market will be $2,500,000, including approximately $600,000 for research and development, approximately $900,000 for advertising, marketing and promotional efforts, and approximately $1,000,000 for working capital, and anticipates that the Company will need to raise additional capital during its first twelve months. It anticipates doing so through an offering or offerings of shares of its common stock.

      The Company's initial efforts for its first twelve months will center on the marketing and distribution of its two principle products VideoBank and VideoBank-Remote. During the first three months, the Company seeks to solidify its manufacturer's representative network by entering into sales representation contracts, and will begin the process of creating its advertising and promotional materials and customer database, and undertake a public relations campaign. It will also concentrate on generating initial revenues from existing relationships with businesses which are already familiar with the Company's products and have expressed a willingness to buy. After the first three months, the Company will concentrate on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.

      During its first twelve months, the Company hopes to expand its marketing and distribution relationships by entering into distribution or
sales   representation   agreements  with   manufacturers  and  developers  of
software-based video surveillance systems. This would diversify the suppliers of products that the Company markets and distributes. With respect to the Company's advertising and marketing arrangements, the Company currently has relationships with Industry Marketing Service, a marketing consulting company located in Tempe, Arizona, and with Adler & Schinkel, an advertising agency based in Phoenix, Arizona, and is currently negotiating the details of an engagement of a public relations firm. The Company currently plans to continue to use its existing marketing and distribution methods, but also is reviewing and evaluating these methods in order to determine whether better or more efficient practices may be available. The Company ultimately intends to market its own proprietary software-based video surveillance products and has recently completed the development of its first product, a software-based video surveillance system involving an enhanced frame density, a more powerful search engine driven by proprietary algorithms, and a more user-friendly interface.

      The Company does not currently have any intentions to acquire a plant or any significant equipment. The Company's warehouse and production facility requirements are minimal because the Company's products consist simply of software stored on three or four floppy disks and boxed with a user manual. To the extent that the Company sells integrated or bundled hardware-software systems, the integrator or hardware manufacturer installs the Company's software and then "drop-ships" the system directly to the customer. The Company may increase the number of its employees as it continues to grow and further solidifies and consolidates its distribution networks.


                               Page 9 of 10 Pages

                                  SIGNATURES


     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PARADIGM ADVANCED TECHNOLOGIES, INC.

Date: November 14, 1996

                                    By:   /s/ Jack Y. L. Lee
                                          Jack Y. L. Lee
                                          Chief Executive Officer and
                                            Chief Financial Officer



                                    By:   /s/ David Kerzner
                                          David Kerzner
                                          President


                              Page 10 of 10 Pages