Form 10KSB
period 1996-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1997-04-14
CIK 1009781

PIPER & MARBURY

                                           L.L.P.
                                 1251 AVENUE OF THE AMERICAS
                                NEW YORK, NEW YORK 10020-1104
                                        212-835-6000
                                      FAX: 212-835-6001              BALTIMORE
                                                                    WASHINGTON
        WRITER'S DIRECT                                            PHILADELPHIA
             NUMBER                                                   EASTON
         212-835-6280
       FAX: 212-835-6001


                                      April 11, 1997





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Dear Sir or Madam:

      Attached is the Form 10-KSB of Paradigm Advanced Technologies, Inc. (the "Company") for the period ended December 31, 1996. Pursuant to general instruction 3 of Form 10-KSB, we hereby advise you that the Company is a development stage company which was incorporated on January 12, 1996.
Accordingly, the Company has no prior periods of operation to which the financial statements contained in the Form 10-KSB can be compared.


                                   Sincerely,

                                   /s/ Paul J. Pollock

                                   Paul J. Pollock, Esq.

Enclosure

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

         X      Annual report under Section 13 or 15(d) of the
      -------   Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1996

                               or

      ____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from __________ to _________


                         Commission File Number: 0-28836

               PARADIGM ADVANCED TECHNOLOGIES, INC.
          (Name of Small Business Issuer in Its Charter)

            Delaware                         33-0692466
 (State or Other Jurisdiction of            (IRS Employer
 Incorporation or Organization)          Identification No.)

       5140 Yonge Street
           Suite 1525
       North York, Ontario
             Canada                            M2N 6L7
 (Address of Principal Executive             (Zip Code)
            Offices)

     Registrant's telephone number, including area code: (416) 222-9629

 Securities Registered Pursuant to Section 12(b) of the Act: None

    Securities Registered Pursuant to Section 12(g) of the Act:

                                        Name of Each Exchange
      Title of Each Class:              on which Registered:

     Common Stock, par value                    None
        $0.0001 per share

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X_   No  __

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ ].

      The issuer's revenues for its most recent fiscal year were $55,689.

      The aggregate market value of the voting stock held by non-affiliates as of April 9, 1997 is $2,007,258.

      The number of shares outstanding of the Registrant's Common Stock, as of March 31, 1997 was 15,440,445 shares of Common Stock.

                              PART I


ITEM 1.  Description of Business

      Paradigm Advanced Technologies, Inc. (the "Company"), a development stage company, has developed, markets and distributes digital video surveillance security software products, principally the VideoBank and VideoBank Remote products described below. On its date of incorporation, the Company acquired all of the right, title and interest in a security and surveillance products business established by Paradigm Advanced Technologies Joint Venture (the "Joint Venture"). The Joint Venture was dissolved on the same day. The Company's principal executive offices are located at 5140 Yonge Street, Suite 1525, North York, Ontario, Canada, M2N 6L7, and its telephone number is (416) 222-9629. The Company was incorporated in Delaware on January 12, 1996.

Distributor Agreement


      Until recently, manufacturing of the Company's VideoBank product line was outsourced to Alpha Systems Lab, Inc. ("ASL") pursuant to a Distributor Agreement. Under this Distributor Agreement, ASL was responsible for producing the VideoBank and VideoBank Remote products, and the Company had the exclusive right to purchase and distribute these products in Canada and the non-exclusive right to purchase and distribute them worldwide.


      The distribution rights granted under the Distributor Agreement were to expire in November, 2005, although that agreement provided for early termination in certain events. ASL notified the Company on October 4, 1996 that ASL had terminated the Distributor Agreement as a result of certain non-performance by the Company. The Company permitted this termination to occur because, although ASL had been the Company's sole supplier of products: (1) the Company plans to meet its long-term product needs through internal production of new versions of the VideoBank products that the Company currently is developing and testing; (2) the Company believes that it has adequate inventory to meet expected customer demand for VideoBank products in the near future; and (3) the Company expects that it will have the ability to obtain additional product from ASL if necessary in the near term, although at higher prices. Consequently the Company believes that the termination of the Distributor Agreement will not have a material adverse effect on the Company's business or results of operations. The Company anticipates that its new versions of VideoBank products will be ready for market in the second quarter of 1997 and that they will offer improved functionality, better compatibility with the Windows-based graphical user interface environment, and the ability to work with a variety of video capture cards made by different manufacturers rather than solely with one proprietary card.

VideoBank and VideoBank Remote


      VideoBank is a software-based video surveillance system. This system differs from conventional, hardware-based video surveillance systems, which rely upon video cassette recorders (VCRs), in that the VideoBank system digitally records images, and stores them in and retrieves them from a computer's memory instead of a video cassette tape. This system eliminates many of the problems associated with operating a VCR-based security system, such as storage and preservation of video cassette tapes and the possibility of mechanical failures and breakdowns of the VCR or other components of the system. It also introduces a measure of efficiency in installing improvements to the system, because improvements can be made simply by implementing upgrades to the software, instead of having to purchase and install new hardware components. At the same time, although additional image storage capacity can be added simply by augmenting the computer's memory, the software-based video surveillance system has the drawback of being highly dependent on low-cost, high-capacity removable data storage media. Based upon current trends in computer hardware pricing, however, the Company believes that such low-cost, removable data storage media (including, for example, optical data disks) will continue to become more widely available in the future.

      VideoBank Remote is a predominantly software-based system that allows images captured by VideoBank to be transmitted digitally over conventional telephone lines. The Company will market and distribute the software component of this system. Like VideoBank, VideoBank Remote operates on a conventional personal computer and modem. Its software is also designed to be user-friendly, employing an icon-driven, Windows-based graphical user interface. By transmitting over telephone lines, it obviates the need to link camera sites to the remote observation post by installing coaxial cables. Advances in computer technology have made possible VideoBank Remote and its advances over existing telephone transmission technology in terms of clarity of image, transmission time, and cost of transmission. VideoBank Remote has demonstrably the best image per transmission time of any existing telephone-based system, primarily because both the VideoBank and VideoBank Remote systems can accept images of any resolution quality that the video camera itself is capable of producing, and do not impose any limit on the maximum resolution of the image as do many competitive products such as Telesite and TVX.


      Although VideoBank and VideoBank Remote utilize computer hardware and other physical equipment, these systems are referred to herein as "software-based" systems because neither product requires the use of proprietary hardware. Instead, both products can operate on any computer hardware that meets the minimum system specifications. As noted above, the specification calls for a conventional personal computer with at least a 486-class central processing unit. Therefore, these systems can be sold either as a software package to be installed upon any computer system that meets the system specifications or as a "turn-key" hardware-software system. In contrast, to the Company's knowledge, most of its competitors in the marketplace for video surveillance security systems offer systems that are based on proprietary hardware or equipment. See "Competition."


      The VideoBank and VideoBank Remote systems are Windows-based and offer an icon-driven user interface. When installed on a computer that has 850 megabytes
(MB) of available internal hard disk drive storage space, VideoBank is capable of recording at least 24 hours of data at the rate of one high resolution color frame per second. In addition, if there is an alarm condition, the system is capable of recording 15 frames per second for a limited time span of approximately 16 minutes. This capacity is sufficient to provide high-resolution, multiple-frame motion video of several alarm conditions, each having a duration of two or three minutes. In addition, the ability to transmit video images over a telephone line, rather than via coaxial or other specialized closed-circuit cable, makes the VideoBank Remote system easier to use and less expensive than traditional remote surveillance systems. In addition, improvements and upgrades to the VideoBank system can be made by implementing upgrades to the software itself, rather than through equipment upgrades. These software upgrades permit the addition of new functions such as Video Transmission, Image Downloading, Multi-Plexing and Video Motion Sensing. Because neither VideoBank nor VideoBank Remote require proprietary hardware, the Company is not reliant on a limited number of suppliers for raw materials.

New Versions of Products


      The Company is engaged in the development of new versions of the VideoBank and VideoBank Remote software-based video surveillance systems and to introduce a mobile surveillance tracking system using GPS technology, and currently expects to have such products available for marketing and sale during the second quarter of 1997. The Company presently expects that such products will have most of the same capabilities and features as the VideoBank and VideoBank Remote Version 1 products currently have, as well as additional features and improved functionality, better compatibility with the Windows-based graphical user interface environment and the ability to work with a variety of video capture cards made by different manufacturers.


      The Company estimates that it has spent approximately $80,000 since its date of incorporation on research and development activities. This figure is comprised principally of salaries paid to the Company's engineering staff.

Competition


     The VideoBank system is referred to as a "software-based" system because the product does not require the use of proprietary hardware. In contrast, to the Company's knowledge, most of its competitors in the marketplace for video surveillance security offer products that are based on proprietary hardware or equipment. There are approximately 20 companies that manufacture video transmission systems for security applications. Though some competitors may have developed software products  for use in video  security  and  surveillance  products,  the existing competitive products are primarily hardware-based. For example, Hymaturn Industries of France has developed Memocom, a proprietary hardware system that records black and white images. In addition, Dedicated Micros, an English company, has developed a hardware solution that allows for the recording of video to a computer disk.


      To the Company's knowledge, none of its competitors have developed a software-based product with the capabilities of VideoBank. The Company also believes that it can offer its products for substantially lower prices than those of its competitors because of the system's non-proprietary hardware specification and the availability of the bundled hardware-software system incorporating equipment that the Company or the user can purchase at a volume discount.

Regulatory Matters


      To the Company's knowledge, there are no existing or probable government regulations that will have an effect upon the Company's business. Although end-users of surveillance equipment in Canada, and elsewhere, are required to give notice of the use of such equipment, there are no known absolute prohibitions either on the ownership or the use of surveillance equipment. The Company knows of no existing or probable government regulations that either do or may affect the Company's right to distribute, sell, manufacture or otherwise deal with digital video surveillance security systems including any environmental laws.

Employees


      As of December 1996, the Company employed ten people on a full-time basis and two people on a temporary or part-time basis. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Dependence on a Few Major Customers


      In its current development stage, the Company estimates that 80% of its sales are to three major customers. The Company expects to diversify its customer base as the VideoBank products are fully developed, however, it believes that sales to the three customers will remain a substantial portion of the Company's aggregate sales.

ITEM 2.  Description of Properties


      The Company's executive offices are located in 1,000 square feet of office space in North York, Ontario, Canada, which is leased by the Company on a monthly basis at a rental rate of Can$600. The Company leases additional technical support and distribution and marketing offices, comprised of 1,560 square feet in Irvine, California The lease for the technical support and distribution office in California expires in 1998 (after giving effect to all renewal options), and the monthly rental rate is currently $1,404. The Company believes that its facilities are adequate for its needs and that alternative or additional space will be available as required and that the facilities are adequately covered by insurance.

ITEM 3.  Legal Proceedings


      The Company is not currently engaged in any legal proceedings and is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders


      None.

                                     PART II

Item 5.    Market For Common Equity and Related Stockholder Matters


      On April 12, 1996, the Common Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board under the symbol "PRAV." The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from April 12, 1996 through December 31, 1996 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:


      Quarter Ended             High Bid  Low Bid
      June 30, 1996
      (From April 12, 1996)    $0.1845    $0.1562
      September 30, 1996       $0.2915    $0.1710
      December 31, 1996        $0.4375    $0.125

      As of December 23, 1996, there were 46 holders of record of the Company's Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception, and its Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.


      The Company has undertaken the following unregistered sales of its Common Stock. All of the following sales were exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Regulation D promulgated by the Securities Exchange Commission (the "SEC") thereunder. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.

                         Person or Class  Number of   Total Cash
Date,    Title    of       of Persons      Shares      Price or
Securities Sold           to Whom Sold               Consideration

January 12, 1996;       Paradigm          6,000,000      Assets and
Common Stock            Advanced                        liabilities
                        Technologies                      valued at
                        Joint Venture                       $56,145

February, 1996; Common  Private           3,000,000        $300,000
Stock                   Placement
                        investors

February, March, April  Private           2,800,000        $700,000
and May, 1996; Common   Placement
Stock                   investors

June through November,  Private           2,158,351        $647,500
1996; Common Stock      Placement
                        investors

November, 1996; Common  PTI Financial       165,418         $49,625
Stock                   Corp.


Item 6.  Management's Discussion and Analysis or Plan of Operation


      This section contains forward-looking statements regarding the Company's business and financial condition. No assurance can be given that actual results of operations will not differ materially from the forward-looking statements contained herein.

      The Company has a limited history of operations. It was incorporated on January 12, 1996. In connection with its organization, the Company acquired an existing security and surveillance products business established by the Joint Venture. During the succeeding months, the Company raised approximately
$1,000,000 in capital through two private placements completed in accordance with Rule 504 promulgated under the 1933 Act. The Company recently concluded an additional private placement in accordance with Rule 505 promulgated under the 1933 Act, in which it raised approximately $647,500 in capital, and has entered into a lending relationship with PTI Financial Corp. pursuant to which the Company will borrow between $150,000 and $500,000 from PTI Financial Corp. Management expects that the proceeds of these private placements and of this lending relationship will satisfy the Company's cash requirements through the first quarter of 1997. However, management estimates that the total amount of "seed capital" required in order to proceed with current operations and to bring the Company's own product to market will be $2,500,000, including approximately $600,000 for research and development, approximately $900,000 for advertising, marketing and promotional efforts, and approximately $1,000,000 for working capital.


      The Company's efforts during its first twelve months have centered and will continue to center on the development, marketing and distribution of its two principal products, VideoBank and VideoBank-Remote. The Company has worked on developing and solidifying its manufacturer's representative network by entering into distribution or sales representation agreements with manufacturers and developers of software-based video surveillance systems, developing its advertising and promotional materials and customer database, and planning of a public relations campaign, and will continue to work on all of these activities. The Company currently has relationships with Industry Marketing Service, a marketing consulting company located in Tempe, Arizona, and with Adler & Schinkel, an advertising agency based in Phoenix, Arizona. The Company currently plans to continue to use its existing marketing and distribution methods, but also is reviewing and evaluating these methods in order to determine whether better or more efficient practices may be available. The Company also will continue to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company will continue to concentrate particularly on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.


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

Item 7.  Financial Statements


      The financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

Item  8.  Changes  In  and   Disagreements   with   Accountants  on
Accounting and Financial Disclosure


      None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


      The directors and executive officers of the Company are listed on the following table. There are no other promoters or control persons:


       Name            Age            Position, Term in Office

Jack Y. L. Lee        47              Chief    Executive     Officer,
                                      Secretary-Treasurer,        and
                                      Director     (all     positions
                                      January 12, 1996, to present)

David Kerzner         36              President  and  Director  (both
                                      positions  January 12, 1996, to
                                      present)

Jacob Kerzner         38              Director  (January 12, 1996, to
                                      present)

      The following is a brief description of the professional experience and background of the directors and executive officers of the Company.


      Jack Y. L. Lee: Mr. Lee has served as the Chief Executive Officer, Treasurer-Secretary and a director of the Company since its founding. Between 1987 and January 12, 1996, Mr. Lee served as President and as a syndicator for Syndicate Management Inc., which specializes in the syndication of real estate and other investments. In 1974, Mr. Lee qualified as a Chartered Accountant while employed at Clarkson, Gordon, & Co., a major independent accounting firm which has subsequently merged into the accounting firm of Ernst & Young LLP.


      David Kerzner: Mr. Kerzner has served as the President and a director of the Company since its founding. From 1990 to 1994, Mr. Kerzner was employed by ISTI Corporation/Intertec Security, most recently as President of ISTI Corporation and as the Marketing Manager of, and as a consultant to, Intertec Security. From 1987 to 1992, Mr. Kerzner was the owner and operator of Interactive Security Systems Inc., a full service electronic security company.


      Jacob Kerzner: Mr. Kerzner has served as the a director of the Company since its founding. Mr. Kerzner currently serves as the President and Chief Executive Officer of Nightingale Healthcare Inc., a privately-owned hospital and nursing home staffing company founded by Mr. Kerzner in 1986. Mr. Kerzner is the brother of David Kerzner.


      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 1996, or written representations that no Forms 5s were required, the Company believes that during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that initial statements on beneficial ownership were filed late by each of the directors and officers of the Company and Mendel Raksin, the only person known to the Company to be the beneficial owner of more than ten percent of the Company's securities, has not filed any statements required by Section 16(a).

Item 10.  Executive Compensation

Summary Compensation Table


      The following table sets forth the compensation earned by the Company's Chief Executive Officer and the registrant's four most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended December 31, 1996:




                                                   Shares
                                                   of
                                      Annual       Common
                                   compensation    Stock         All
Name and                         ----------------- underlying    other
principal position        Year   Salary   Bonus   options        compensation

Jack Y. L. Lee            1996   $66,000   0      1,875,0000     0
Chief Executive
Officer and
Secretary-Treasurer of
the Company

David Kerzner
President                 1996   $75,000      0   3,187,500     0

C. Richard Brogan (1)     1996   $80,000      0     ----        0


(1) Mr. Brogan's employment with the Company terminated in February 1997.

Stock Option Grants Table


      The following table provides information with regard to stock options granted to the Company's Chief Executive Officer and the registrant's four most highly compensated executive officers other than the Chief Executive Officer during the fiscal year ended December 31, 1996:



                     Number of    Percent of Total Exercise
                     Securities     Options/SARs    or Base  Expiration
                     Underlying       Granted        Price    Date
Name               Options/SARs   to Employees in   ($/Sh.)
                      Granted       Fiscal Year

Jack Y. L. Lee     1,875,000            37.0%         $0.05    1/12/01



David Kerzner      3,187,500            63.0%         $0.05    1/12/01

Employment Contracts


     In February 1996, the Company entered into ten-year consulting agreements, which may be extended for additional five-year terms by the mutual consent of the parties, with Jack Y. L. Lee, the Chief Executive Officer of the Company, and David Kerzner, President of the Company. Mr. Lee's and Mr. Kerzner's consulting agreements provide for annual salaries of $66,600 and $75,000, respectively for the first ten-year term and for compensation to be negotiated if the consulting agreement is extended for additional terms. The consulting agreements may be terminated early by the Company in the event of the resignation, death or disability or other incapacity of Mr. Lee or Mr. Kerzner, as the case may be. The consulting agreements also contain provisions regarding confidentiality of information, ownership of inventions and patents, non-competition and non-solicitation. Both Mr. Lee and Mr. Kerzner are eligible to receive a bonus upon the approval of the Company's board of directors.

      The Company entered into a consulting agreement dated January 12, 1996 with Sarah Casse. Ms. Casse serves as a marketing, business and technological consultant to the Company. The agreement grants Ms. Casse the option to purchase up to 1,875,000 shares of the Common Stock of the Company as compensation for her services at the price of $0.05 per share.


      In January 1996, the Company entered into a one-year agreement with Industry Marketing Service ("IMS") to oversee the Company's marketing, advertising and public relations functions. The Company paid IMS an initial fee of $8,000 at the beginning of the term of the agreement and pays a monthly fee of $6,000.

Directors' Compensation


      The Company's policy is not to pay compensation to directors who are also employees of the Company for their service as directors. Additionally, non-employee directors do not presently receive compensation for their service as directors. The Company will, however, reimburse directors a fixed amount for out-of-pocket expenses incurred for attendance at meetings.

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management


      The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company by each director, executive officer, all five percent (5%) stockholders of the Company and all directors and officers as a group:


                        Beneficial               Warrants  Percent
                        Ownership     Current    or        of Class
Name and Address        of Common     Percent    Options   if Fully
                          Stock       of Class    Granted  Exercised
Jack Y. L. Lee, Chief
Executive Officer      1,458,334        10.3%    1,958,334   13.8%
    28 Old Park Lane
    Richmond Hill,
    Ontario L4B 2L4

David Kerzner,         2,337,500        16.6%    3,187,500   22.3%
President
    120 Arnold Avenue
    Thornhill,
    Ontario L4B 2L4

C. Richard Brogan,       104,000         0.7%      ----       0.4%
Vice President for
Marketing and Sales
    3242 S. Birchett
     Drive
    Tempe, Arizona
    85282

Jacob Kerzner,              ----         ----    562,500      2.3%
Director
    148 Faywood Blvd.
    Downsview,
    Ontario M3H 2W7

Sarah Casse            1,475,000        10.4%    1,875,000   13.5%
    63 Otter Crescent
    North York
    Ontario M5N 2W7

George Sukornyk
    49 St. Clair       1,250,000         8.9%      ----       5.1%
    Avenue W., Ste 104
    Toronto, Ontario
    M4V 1K6

Mendel Raksin
    338 Crown Street   1,666,680        11.8%    1,666,680   13.5%
    New York, NY 11225

All directors,
executive officers     8,291,514        58.7%    9,250,014   70.9%
and 5% owners, as a
group:

Item 12.  Certain Relationships and Related Transactions


      On January 12, 1996, the Company issued 6,000,000 unregistered shares of its Common Stock to the participants in the Joint Venture in exchange for all of the right, title and interest in the security and surveillance products business established by the Joint Venture. Certain of the Company's directors and officers were participants in the Joint Venture and as a result received shares of the Common Stock of the Company in the transaction. The Company's Chief Executive Officer, Jack Y. L. Lee, received 1,875,000 shares (including 500,000 shares in trust), and the Company's President, David Kerzner received 2,337,500 shares. In addition, Lisa Kerzner, the wife of director Jacob Kerzner, received 412,500 shares of Common Stock in the transaction. Lastly, Sarah Casse, a holder of more than 5% of the Company's issued and outstanding Common Stock, received 1,375,000 shares of Common Stock in the transaction.


      The Company has entered into a Consulting Agreement with Jack Y. L. Lee under which he receives an annual salary of up to $66,600. The Company also has entered into a Consulting Agreement with David Kerzner under which he receives an annual salary of $75,000.

Item 13.  Exhibits, List and Reports on Form 8-K

      (a)  Index to Financial Statements
           Report of Independent Auditors, page F1
           Financial Statements
                Balance Sheets - December 31, 1996, September 30, 1996 and June 30, 1996, page F2
                Statement of Income for the year ended December 31, 1996 (from inception) and the fiscal quarter ended December 31, 1996, page F5
                Statement of Share Capital from Inception (January
                12, 1996 through December 31, 1996), page F7
                Statements of Cash Flows for the year ended December 31, 1996 Notes to Financial Statements, page F9

Exhibits


      3.1*     Certificate of Incorporation of the Company.

      3.2*     By-Laws of the Company.

      4.1*     Stock Option Plan.

      10.1* Distributor Agreement with Alpha Systems Lab, Inc., dated November 29, 1995, together with Amending Agreement, dated January 24, 1996.

      10.2*    Consulting   Agreement   with  Jack  Y.  L.  Lee,  dated
               February 1, 1996.

      10.3*    Consulting Agreement with David Kerzner,  dated February
               1, 1996.

      10.4* Consulting Agreement with Industry Marketing Service, dated January 1, 1996.

      10.5*    Agreement with Sarah Casse, dated January 12, 1996.

      23.1**   Consent of Bromberg & Associate.


--------------

   * Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement on Form 10-SB, as amended, filed with the SEC on August 1, 1996.

  ** Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement on Form SB-2, as amended, filed with the SEC on December 31, 1996, as amended.

 (b)  No reports on Form 8-K were filed during the fiscal year 1996.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PARADIGM ADVANCED TECHNOLOGIES, INC.



                               By:  /s/ Jack J.L. Lee
                                    Jack Y. L. Lee
                                    Chief  Executive   Officer  and
                                    Chief Financial Officer



                               By:  /s/ David Kerzner
                                    David Kerzner
                                    President


      Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

           Signature                Title                Date

  /s/ Jack Lee              President, Chief Executive   April 8, 1997
  Jack Lee                  Officer, Chief Financial
                            Officer and Director

  /s/ David Kerzner         President and a Director     April 8, 1997
  David Kerzner


  /s/ Jacob Kerzner         Director                     April 8, 1997
  Jacob Kerzner

Page F1



     BROMBERG & ASSOCIATE                       1177 Finch Avenue West Suite 21
----------------------------

     CHARTERED ACCOUNTANTS                          Downsview, Ontario M3J 2E9
                                                        Office: (416) 663-1974
                                                          Fax:  (416) 630-1345





                         AUDITOR'S REPORT




TO THE SHAREHOLDERS OF
PARADIGM ADVANCED TECHNOLOGIES, INC.

      We have audited the balance sheet of Paradigm Advanced Technologies, Inc. as at December 31, 1996 and the statements of income, deficit, changes in shareholders' equity and changes in financial position for the period then ended. These audited financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on the audited financial statements based on our audit.


      We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform an audit to obtain reasonable assurance whether the audited financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the audited financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.


      In our opinion, these audited financial statements presents fairly, in all material respects, the financial position of the Corporation as at December 31, 1996 and the results of its operations and the changes in its financial position for the period then ended in accordance with generally accepted accounting principles.






                                  /s/ BROMBERG & ASSOCIATE


                                  CHARTERED ACCOUNTANTS

      DOWNSVIEW, ONTARIO

      March 18,1997

Page F2

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET


                              ASSETS

-----------------------------------------------------------------------
                  December 31,1996     September       June 30, 1996
                                        30,1996

-----------------------------------------------------------------------
-----------------------------------------------------------------------


CURRENT ASSETS
-----------------------------------------------------------------------
-----------------------------------------------------------------------
   Bank                 $154,702          $25,411       $338,132

-----------------------------------------------------------------------
-----------------------------------------------------------------------
   Accounts               69,162
   Receivable
-----------------------------------------------------------------------
-----------------------------------------------------------------------
   Inventories           286,593          357,838          354562
   (Note 1a)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
   Prepaid                19,915           26,781          16,418
   expenses and
   deposit


-----------------------------------------------------------------------
-----------------------------------------------------------------------
   Share                 202,500            25000
   Subscription
   Receivable
-----------------------------------------------------------------------
-----------------------------------------------------------------------
                         732,872          709,112          709,112

-----------------------------------------------------------------------
-----------------------------------------------------------------------

   Capital                49,000           23,302          19,668
   Assets (Notes          ------           ------          ------
   1b, 3)
-----------------------------------------------------------------------
-----------------------------------------------------------------------


   TOTAL ASSETS          781,872         $458,332          $728,780
                         -------         --------          --------

-----------------------------------------------------------------------

Page F3


                                   LIABILITIES

------------------------------------------------------------------------


CURRENT LIABILITIES
------------------------------------------------------------------------
------------------------------------------------------------------------
   Accounts                  68,989            25,344      26,190
   Payable

------------------------------------------------------------------------
------------------------------------------------------------------------
   Loan Payable            395,000
------------------------------------------------------------------------
------------------------------------------------------------------------
   TOTAL                   463,989            25,344       26,190
   LIABILITIES



------------------------------------------------------------------------

PAge F4





                       SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------
   Authorized 30,000,000
   common shares at
   $0.0001 par value per
   share
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Issued and outstanding       1,753,270      1,418,645       1,306,145
   14,123,769

-------------------------------------------------------------------------
-------------------------------------------------------------------------
   12,633,340 and
   10,140,000 common
   shares
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Deficit                    (1,435,387)      (985,657)       (603,555}
                           -----------      ---------       ---------
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Total Shareholders'            317,883        432,988         702,590
   Equity


-------------------------------------------------------------------------
-------------------------------------------------------------------------
Total Liabilities &            781,872        458,332         728,780
Shareholders' Equity


-------------------------------------------------------------------------

Page F5

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                          (A Development Stage Company)

                               STATEMENT OF INCOME



                       For the Three       From
                       Months ended    Inception on
                       Dec 31, 1996    January 12,
                                      1996, through
                                      Dec. 31, 1996


REVENUES
  Sales                  $  55,689       $ 55,689

  Cost of Sales

   Purchases                44,807        402,645

   Inventory, period       357,838        354,762
   end

  Total Cost Of             47,883         47,883
  Sales

  Gross Profit           $    7806       $   7806
                          ========        =======


OPERATING EXPENSES:
  Selling, General &       407,194       1,377,028
  Admin.

  Research &                42,000         55,188
  Development

  Depreciation               8,343         10,977

  TOTAL EXPENSES           457,537       1,443,193
                         =========       =========


NET GAIN (LOSS) FOR
  THE PERIOD             $(449,731)      $(1,435,387)
                         ==========      ============


Net gain (loss) per
  average common         $  (0.04)       $(0.1430)
  share                   ---------       ---------

Average common
  shares outstanding
  during period         10,061,885        10,061,885

Page F6

Accumulated deficit
  at period-end
                         $ 985,657       $1,435,387
                          --------        ---------

Page F7

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                    (A Development Stage Company)

                    STATEMENT OF SHARE CAPITAL

             JANUARY 12, 1996 THROUGH DECEMBER 31,1996





                                                    PAID IN
                              SHARES                CAPITAL


Issuance of common
shares to purchase all
of the assets and
liabilities
of Paradigm Advanced
Technologies Joint          6,000,000              $   56,145
Venture



Issuance of common
shares in February
1996 in
connection with a
private                    3,000,000                 300,000
placement offering



Issuance of common
shares
in March 1996 in
connection
with a private             1,140,000                 285,000
placement offering

Page F8

Issuance of common
shares
in May 1996 in
connection
with a private             1,660,000                 415,000
placement
offering



Issuance of common
shares in June, 1996
in connection with a
private                      1,208,343             $   362,500
placement



Issuance of  common
shares in July, 1996
in connection with a
private                        950,000              $ 285,000
placement.



Issuance of common
shares in December,
1996 in
                               165,418               $ 49,625
connection with a
private placement


                             14,123,769            $ 1,753,270

Page F9



                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS



                                           From
                       For the Three   Inception on
                       Months ended    January 12,
                         December     1996, through
                          31,1996        December
                                         31,1996
CASH FLOWS FROM
OPERATING ACTIVITIES
Net gain (loss) for      $(449,731)      $(1,435,387)
  the period

Adjustment to
  reconcile net loss
  to net cash used
  in operating
  activities

Depreciation                 8,343         10,977

Changes to assets,
  liabilities
  Decrease
  (Increase) in
  Accounts Receivable     (69,162)       (69,162)

  Decrease                 71,245      (286.593)
  (Increase) in
  Inventory

  Decrease               (177,500)      (202,500)
  (Increase) in
  Share Subscriber
  Receivable

  Decrease
  (Increase) in
  sundry assets               6866       (19,915)
  Increase

  (Decrease) in
  accounts payable          43,645         68,989
                         ---------       --------
  Net Cash Provided
  by (Used in)
  Operating
  Activities
                         $(566,293)      $(1,933,591)

Page F10


CASH FLOWS FROM
INVESTING ACTIVITIES
  Increase                (34,041)       (59,977)
  (Decrease) in
  capital assets

  Net Cash Provided
  by(used in)
  Investing
  Activities
                         $,(34,041)      $(59,977)

CASH FLOWS FROM
FINANCING ACTIVITIES

  Loan Payable             395,000        395,000

  Received for
  issuance of common
  stock                    334,625       1,753,270
                         ---------       ---------


  Net Cash Provided
  by Financing
  Activities             $729,625       $2,148,270
                          =======        =========


NET INCREASE IN CASH     $ 129,291       $154,702
                         =========       ========
FOR PERIOD
Cash, beginning of       $  25,411       $     --
period                   ---------       --------


Cash, end of period      $ 154,702       $154,702
                          ========        =======

Supplemental cash
  flow disclosure
  Cash paid for
                                --             --
      Interest
                                --             --
      Income taxes

Page F11



                    PARADIGM ADVANCED TECHNOLOGIES, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED DECEMBER 31 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     a)  INVENTORIES


          Inventories are valued at the lower of cost (first-in, first-out method) and net realizable value.


     b)  CAPITAL ASSETS


          Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided using the declining balance basis at the following annual rate:


          Furniture and fixtures - 20%


     c)  METHOD OF ACCOUNTING


          i) The Company maintains its books and prepares its financial statements on the accrual basis of accounting.


          ii)  The  Company's  financial  statements  are  prepared
          according  to  Canadian  GAAP.   There  are  no  material
          differences between Canadian and U.S. GAAP.


2.   INCORPORATION, FISCAL YEAR END


     The Company was incorporated on January 12, 1996 in the state of Delaware and has elected a December 31 fiscal year end for book and tax purposes.


3.   INVENTORY


     The inventory consists of computer security equipment.


4.   CAPITAL ASSETS


                                       Accumulated                   Net
                            Cost       Depreciation                  Book-value

     Furniture
     and
     fixtures,
     Dec 31, 1996           $59,977     $10,977                      $ 49,000

Page F12



5.    LOAN PAYABLE AND SUBSEQUENT EVENTS


      The Loan is convertible and bears interest at a rate of prime plus 1%. Subsequent to December 31,1996, the loan was converted to 1,316,667 common shares at a rate of $.30 per share, along with warrants at a rate of $0.30 per share.


6    STOCK OPTIONS  AND WARRANTS


     As at December 1,1996, 8,000,000 common stock are reserved for issuance to directors, officers and employees under the Company's stock option plan. The exercise price is $0.05 and the expiry date of the options is January 12, 2001. On July 30,1996, 1,208,343 warrants were issued, exercisable at $0.30 per share, and not exercisable for six months from the date of issue, and are due to expire on July 30,1999.


7    ACQUISITIONS


     On January 12,1996, the Company acquired 100% of the assets and liabilities of Paradigm Advanced Technologies Joint Venture for $56,145, by the issuance of 6,000,000 common shares. The company recorded the acquisition using the purchase method,

Page F13

                                                                   EXHIBIT 23.1



                CONSENT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Paradigm Advanced Technologies, Inc.:

We consent to the use of our report included herein and to the reference to our firm under the heading "Experts" in the prospectus.



                                    Bromberg & Associate



Downsview, Ontario
February 3, 1997