Form 10QSB/A
period 1996-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1997-04-24
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996
      ( ) Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from _______________ to ____________________

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No__________

      As of November 13, 1996, the issuer had 13,008,343 shares of its common stock issued and outstanding.

      Traditional Small Business Disclosure Format (check one):
Yes x No __________

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit 27.  Financial Data Schedule.  (filed electronically herewith)

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARADIGM ADVANCED TECHNOLOGIES, INC.

Date: April 18, 1997

                               By:  /s/ Jack Y. L. Lee
                                    Jack Y. L. Lee
                                    Chief Executive Officer and
                                      Chief Financial Officer



                               By:  /s/ David Kerzner
                                    David Kerzner
                                    President

                                  EXHIBIT INDEX

EXHIBIT                                            METHOD OF FILING
27.  Financial Date Schedule                  Filed  herewith electronically