Form 10KSB/A
period 1996-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1997-04-24
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

         X           Annual report under Section 13 or 15(d) of
      -------        the Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1996

                                       or

      _______ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the transition period from ________ to ________


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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes x   No  __

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

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 9, 1997 is $2,007,258.

      The number of shares outstanding of the Registrant's Common Stock, as of March 31, 1997 was 15,440,445 shares of Common Stock.

Item 13.  Exhibits, List and Reports on Form 8-K

     (a) Index to Financial Statements (each item was previously filed with the SEC as part of the Company's Form 10-KSB for the period ended December 31, 1997 and is not included in this amendement.)

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

Exhibits

          3.1*      Certificate of Incorporation of the Company.
          3.2*      By-Laws of the Company.
          4.1*      Stock Option Plan.
          10.1*     Distributor Agreement with Alpha Systems Lab, Inc.,
                    dated November 29, 1995, together with Amending Agreement, dated January 24, 1996.
          10.2*     Consulting Agreement with Jack Y.L. Lee, dated
                    February 1, 1996.
          10.3*     Consulting Agreement with David Kerzner, dated
                    February 1, 1996.
          10.4*     Consulting Agreement with Industry Marketing Service,
                    dated January 1, 1996.
          10.5*     Agreement with Sarah Casse, dated January 12, 1996.
          23.1**    Consent of Bromberg & Associate.
          27.0      Financial Data Schedule (filed electronically herewith)

----------
* Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement on Form 10-SB, as amended filed with the SEC on August 1, 1996.

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

                                    PARADIGM ADVANCED TECHNOLOGIES, INC.



                                    By: /s/ Jack Y.L. Lee
                                    Jack Y. L. Lee
                                    Chief  Executive   Officer  and
                                    Chief Financial Officer



                                    By: /s/ David Kerzner
                                    David Kerzner
                                    President


      Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

           Signature                Title                Date

/s/ Jack Lee             President, Chief Executive    April 18, 1997
Jack Lee                 Officer, Chief Financial
Officer                  and Director

/s/ David Kerzner        President and                 April 18, 1997
David Kerzner            a Director


/s/ Jacob Kerzner        Director                      April 18, 1997
Jacob Kerzner