Form 10QSB
period 1997-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1997-05-21
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-QSB
      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly  period ended March 31, 1997
      ( ) Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to ____________

                Commission File Number: 028836
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

      As of May 15, 1997, the issuer had 15,440,445 shares of its common stock issued and outstanding.

      Traditional Small Business Disclosure Format (check one):
Yes x No __________

                              PART I

                       FINANCIAL INFORMATION

Item 1.  Financial Statements

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                       INTERIM BALANCE SHEET

                            (UNAUDITED)

                              ASSETS

Assets

                                    March 31, 1997  March 31, 1996

      Bank short term deposits       $26,310            $ 15,940
      Accounts Receivable            535,017              -0-
      Share subscription receivable   54,000              -0-
      Inventories (Note 1 and 5)     190,501             349,275
      Miscellaneous Receivables       23,680               2,626
                                    ________            ________
                                    $829,508            $367,841

      Capital Assets (Notes 1 and 4)  49,488               4,725
                                      ------          ----------

     Total Assets                   $878,996            $372,566


                            LIABILITIES

Current Liabilities

      Accounts payable              $122,784             $37,028
      Other payables                   2,608               -0-
                                    ---------              ---

      Total Liabilities              125,392             $37,028
                                     -------             -------

                       STOCKHOLDERS' EQUITY

Share Capital (Note 6)

      Authorized 30,000,000 shares ofcommon stock,
      $.0001 par value
      Issued and outstanding stock
      15,440,445 as of March 31, 1997           2,148,270
      10,140,000 as of March 31, 1996                        641,145

      Retained Earnings (Deficit)              (1,394,666)  (305,603)
                                               ----------   ----------

      Total Stockholders' Equity                  753,604    335,542
      Total Liabilities & Stockholders' Equity   $878,996   $372,570
                                                  =======    ========

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                        STATEMENT OF INCOME


                            (UNAUDITED)


                                                     For the Three
                                                     Months Ended

                                             March 31, 1997     March 31, 1996
                                             --------------     --------------

Sales (Note 1 and 3)                              $ 511,469        $ -0-

Cost of Sales

           Inventory - Beginning of Period          354,762          -0-
           Purchases                                 22,091      349,275
           Inventory - end of period                254,762      349,275

           Total Cost of Sales                      122,091        - 0 -
                                                    -------        -----
           Gross Profit                            $389,378       $- 0 -
                                                   ========        =====

Expenses

           Selling, General  and Administration   $326,287       $305,354
           Research and Development                 19,804        - 0 -
           Depreciation                              2,567            249
                                                  $348,658       $305,603

Net earnings (loss) for the period                 $40,720      $(305,603)
                                                   =======    ============

Earnings per Share                                   $0.00         ($0.04)

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                  INTERIM STATEMENT OF CASH FLOW

                            (UNAUDITED)

                                                    For the Three
                                                    Months Ended

                                          March 31, 1997       March 31, 1996

Cash provided by (used in) operations

   Net gain (loss) for the period           $ 40,720            ($305,603)
   Items not requiring an outlay of cash:
         Depreciation of fixed assets          2,567                  249
   Net changes in non-cash working
   capital items related to operations
         Inventory                            96,092             (349,275)
         Accounts Receivable                (465,855)               -0-
   Miscellaneous Receivable                   (3,764)              (2,626)
         Subscriber Receivable               148,500                -0-
         Accounts payable                     56,403               37,028
                                           ($125,337)           ($620,227)

Cash provided by financing activities
         Proceeds of Common Stock Insurance      -0-              641,145

Cash used in investing activities

           Acquisition of fixed assets       (3,055)               (4,978)

Net increase (decrease) in cash for the
period                                      $128,392)             $15,940

Cash - beginning of period                   154,702                -0-
Cash - end of the period                     $26,310              $15,940
                                            ---------            ---------
Net Change                                  ($128,392)            $15,940

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                    NOTES TO INTERIM STATEMENT



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) FINANCIAL STATEMENTS

      The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at March 31, 1997.

      These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-KSB. The results for the three months ended March 31, 1997 are not neccessarily indications of the results for the fiscal year ending December 31, 1997.

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

      c)    CAPITAL ASSETS

      Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided using the declining balance basis at the following annual rate:

            Furniture and fixtures - 20%

   d)    METHOD OF ACCOUNTING

      i)The   corporation   maintains  its  books  and  prepares  its  financial
        statements on the accrual basis of accounting.

      ii)There are not any material differences in the determination of net loss and per share calculations between Canadian and U.S.
        generally accepted accounting principles.

2.          INCORPORATION

      The company was incorporated on January 12, 1996 in the State of Delaware and has elected a December 31 fiscal year end for book and tax purposes.

3.          REVENUE

      The Company recorded a sale of software on the basis of a barter agreement with Primary Response in Toronto, for $450,000 inclusive of a discount of 10%.

4.          CAPITAL ASSETS
                                          Accumulated       Net
                               Cost       Depreciation      Book-value
            Furniture and
            fixtures           $63,032         $13,544      $49,488
                               =======         =======      =======


5.         INVENTORY

      The inventory consists of computer security equipment.

6.    SHARE CAPITAL

      On March 12, 1997, the Loan Payable to PTI Financial Corp. for a total of $395,000 was converted to 1,316,667 Common Shares at a rate of $.30 per share along with warrants at a rate of $.30 per share.

Item 2.  Management's Discussion and Analysis of Plan of Operation

Results of Operations
Three Months Ended

      The following discussion contains forward-looking statements and projections. Because these forward-looking statements and projections are based on a number of assumptions and are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, there is no assurance that they will be realized, and actual results may vary significantly from those shown.

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      Revenues for the three months ended March 31, 1997 increased by $511,469 compared to the three months ended May 31, 1996 in which the Company had no revenue. Thus, the increase in sales revenues is attributable to start-up of sales operations of the Company's security and surveillance products.

      Cost of sales for the three months ended May 31, 1997 increased to $122,091 compared to the three months ended May 31, 1996 in which the Company had no sales. The increase is due to the start-up of sales operations of the Company's security and surveillance products and the write down of the inventory to reflect current net realizable value.

      Selling, General and Administrative Expenses for the three months ended May 31, 1997 increased to $326,287 from $305,354 compared to the three months ended May 31, 1996. The increase is primarily attributable to the Company's increased advertising, marketing and promotional efforts. This increase is consistent with management's plans to increase awareness of the Company in the business and investment community.

      Net income for the three months ended May 31, 1997 was $40,720 representing an increase of $346,323 compared to a loss of $305,603 for the three months ended May 31, 1996. This Company's net increase is due to the start-up of sales operations of the Company's security and surveillance products.

Liquidity and Capital Resources


      The Company does not beleive that product sales will be sufficient to fund the Company's operations in fiscal 1997.


      The Company believes that the cash and cash equivalents on hand at March 31, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity through the first quarter of fiscal 1997. By that time the Company will be required to raise additional cash either through additional sales of products, through sales of securities, by incurring additional indebtedness or by some combination of the foregoing. If the Company is unable to raise additional cash by that time, it will be required to reduce or discontinue its operations.

      The Company's efforts during its first fifteen months have centered and will continue to center on the development, marketing and distribution of its two principal products, VideoBank and VideoBank-Remote. The Company has worked on developing and solidifying its manufacturer's representative network by entering into distribution or sales representation agreements with manufacturers and developers of software-based video surveillance systems, developing its advertising and promotional materials and customer database, and planning of a public relations campaign, and will continue to work on all of these activities. The Company currently has relationships with High Road Communications, a public relations company located in Toronto, Canada, and with Adler & Schinkel, an advertising agency based in Phoenix, Arizona. The Company currently plans to continue to use its existing marketing and distribution methods, but also is reviewing and evaluating these methods in order to determine whether better or more efficient practices may be available. The Company also will continue to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company will continue to concentrate particularly on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.


      The Company does not currently have any intentions to acquire a plant or any significant equipment as the Company's warehouse and production facility requirements are minimal. The Company may increase the number of its employees as it continues to grow and further solidifies and consolidates its distribution networks.

      The foregoing factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                 PART II

                            OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K



  Exhibit 27    Financial Data Schedule.  (filed electronically herewith)

      No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES


     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARADIGM ADVANCED TECHNOLOGIES, INC.

Date: May 21, 1996

                             By: /s/ Jack Y. L. Lee
                                 Jack Y. L. Lee
                                 Chief Executive Officer and
                                 Chief Financial Officer


                             By: /s/ Jack Y. L. Lee
                                 Jack Y. L. Lee
                                 Chief Executive Officer and
                                 Chief Financial Officer


                              By: /s/ David Kerzner
                                  David Kerzner
                                  President

                                 EXHIBIT INDEX

EXHIBIT                                      METHOD OF FILING
27.  Financial Data Schedule               Filed herewith electronically