Form 10QSB
period 1997-06-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1997-08-14
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended  June 30, 1997
      (  )Transition report under Section 13 or 15(d) of the
          Exchange Act
          For the transition period from __________________ to
          __________________

                  Commission File Number: 0-28836

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

      As of August 13, 1997, the issuer had 15,690,445 shares of its common stock, $0.0001 par value, issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               PARADIGM ADVANCED TECHNOLOGIES, INC.
                       INTERIM BALANCE SHEET

                              ASSETS


                                     (unaudited)
CURRENT                             June 30, 1997        December 31, 1996
                                    -------------        -----------------

      Bank short term deposits     ($ 59,056)                  $154,702
      Accounts Receivable            544,079                     69,162
      Share subscription receivable     -0-                     202,500
      Inventories (Notes 1 and 5)    209,696                    286,593
      Miscellaneous Receivables       21,239                     19,915
                                    ---------                  ---------
                                    $715,958                   $732,872


CAPITAL ASSETS (Notes 1 and 4)        46,984                     49,000
                                   ---------                   ---------

TOTAL ASSETS                        $762,942                   $781,872
                                   =========                   =========


                            LIABILITIES

CURRENT

      Accounts payable              $195,271                     $68,989
      Loan payable                   215,823                     395,000
      Other payables                   2,590                       -0-
                                   ---------                     -------

TOTAL LIABILITIES                   $413,684                     $463,989
                                   =========                     ========

                       STOCKHOLDERS' EQUITY

SHARE CAPITAL (NOTE 6)

      Authorized 30,000,000 shares ofcommon stock,
      $.0001 par value
      Issued and outstanding stock
      15,580,445 as of June 30, 1997         2,155,270
      14,123,769 as of December 31, 1996                      1,753,270

DEFICIT - PRIOR YEAR.                       (1,435,386)
RETAINED EARNINGS (DEFICIT)                 (  370,626)      (1,435,387)
                                            -----------      ------------

TOTAL STOCKHOLDERS' EQUITY                    $349,258         $317,883
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                       $ 762,942         $781,872
                                             =========       ============

               PARADIGM ADVANCED TECHNOLOGIES, INC.
                    INTERIM STATEMENT OF INCOME
                            (UNAUDITED)


                          For the Three Months        For the Six Months
                             Ended June 30             Ended June 30
                          ---------------------       -----------------------

                           1997       1996           1997         1996
                           ----       ----           ----         -----


SALES (Notes 1 and 3)     $ 9,710      -0-        $ 521,179      $ -0-

COST OF SALES

   Inventory - Beginning
   of Period             $209,696   $349,275       309,696         -0-
   Purchases                2,140      5,287        24,231       354,562
   Inventory - end
   of period              209,696    354,562       209,696       354,562
                          --------  --------       -------       -------

  Total Cost of Sales       2,140    - 0 -         124,231        - 0 -
                           ------   -------        -------       -------

GROSS PROFIT              $ 7,570    - 0 -        $396,948       $- 0 -
                          =======   =======       ========        =====

EXPENSES

   Selling, General and
      Administrative     $349,211  $287,016       $675,498      $591,370
   Research and
   Development             67,131     9,000         86,935        10,000
   Depreciation             2,574     1,936          5,141         2,185
                         $418,916  $297,952       $767,574      $603,555

NET EARNINGS (LOSS)
   FOR THE PERIOD      $(411,346) $(297,952)     $(370,626)    $(603,555)
                        =========  =========      =========     =========

EARNINGS PER SHARE      $(0.0265)  $(0.0272)      $(0.0250)     $(0.0624)
                        =========  =========      =========     =========

Average common shares
outstanding during
period                  15,510,445  10,976,000    14,852,107    9,678,000

               PARADIGM ADVANCED TECHNOLOGIES, INC.
                  INTERIM STATEMENT OF CASH FLOW
                            (UNAUDITED)

                          For the Three Months      For the Six Months
                              Ended June 30           Ended June 30
                          ------------------        -----------------------

                           1997       1996           1997        1996
                           ----       ----           ----        ----


CASH PROVIDED BY
   (USED IN) OPERATIONS

Net gain (loss) for
the period              $(411,346)  $(297,952)    $(370,626)   $(603,555)
Items not requiring
 an outlay of cash:
   Depreciation of
fixed assets                2,574       1,936         5,141        2,185
Net changes in
non-cash working
capital items related
to operations
   Inventory              (19,195)     (5,287)       76,897     (354,562)
   Accounts Receivable     (9,062)      - 0 -      (474,917)       -0-
   Miscellaneous Receivable 2,440     (13,792)       (1,324)     (16,418)
   Subscriber Receivable   54,000     202,500       202,500        -0-
   Accounts payable        72,469     (10,838)      128,872       26,190
   Loan payable           215,823       - 0 -       215,823        -0-
                         --------     --------      -------      ---------
                        $(92,297)   $(325,933)    $(217,634)   $(946,160)

CASH PROVIDED BY
   FINANCING ACTIVITIES
   Proceeds of Common Stock
      Insurance             7,000     665,000         7,000    1,306,145

CASH USED IN INVESTING
   ACTIVITIES
   Acquisition of fixed
   assets                     (69)    (16,875)       (3,124)     (21,853)
                            ------    --------       -------     --------

NET INCREASE (DECREASE)
IN CASH FOR THE PERIOD   $(85,366)   $(322,192)     $(213,758)  $(338,132)

   Cash - beginning of
   period                  26,310       15,940        154,702      -0-
   Cash - end of the
   period                 (59,056)     338,132        (59,056)   $338,132
                           --------   --------        --------   --------

NET CHANGE               $(85,366)    $322,192       $(213,758)  $338,132
                          ========    ========        =========  ========

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                    NOTES TO INTERIM STATEMENT



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) FINANCIAL STATEMENTS

      The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at June 30, 1997.

     These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the audited financial statements Paradigm Advanced Technologies, Inc. (the "Company") for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-KSB. The results for the three months ended June 30, 1997 are not neccessarily indications of the results for the fiscal year ending December 31, 1997.

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

      c)    CAPITAL ASSETS

      Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided using the declining balance basis at the following annual rate:

            Furniture and fixtures - 20%

   d)    METHOD OF ACCOUNTING

      i)The   Company   maintains  its  books  and  prepares  its  financial
        statements on the accrual basis of accounting.

      ii)There are no material differences in the determination of net loss and per share calculations between Canadian and U.S. generally accepted accounting principles.

2.          INCORPORATION

      The Company was incorporated on January 12, 1996 in the State of Delaware and has elected a December 31 fiscal year end for book and tax purposes.

3.          REVENUE

      In the first quarter of 1997, the Company recorded a sale of software on the basis of a barter agreement with Primary Response in Toronto for $450,000 inclusive of a discount of 10%.

4.          CAPITAL ASSETS
                                          Accumulated        Net
                               Cost       Depreciation       Book-value
                               -----      ------------       ----------
            Furniture and
                 fixtures      $63,103         $16,119      $46,984

5.         INVENTORY

      The inventory consists of computer security equipment.

6.    SHARE CAPITAL

      On March 12, 1997, the Loan Payable to PTI Financial Corp. for a total of $395,000 was converted to 1,316,667 Common Shares at a rate of $0.30 per share along with warrants at a rate of $0.30 per share.

      During the second quarter of 1997, options at a price of $0.05 per Share were exercised resulting in the issuance of 140,000 shares of Common Stock.

      STOCK OPTIONS AND WARRANTS

     As at March 31, 1997, 8,344,084 shares of the Company Common Stock are reserved for issuance to directors, officers, employees and consultants under the Company's stock option plan. The exercise price is $0.05 and the expiry dates of the options for 344,084 and 8,000,000 shares of Common Stock reserved are March 12, 2000 and January 12, 2001, respectively. As at March 31, 1997, 3,607,111 warrants were issued, exercisable at $0.30 per share, and not exercisable for six months from the date of issue, and are due three years from the date of issue.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations for the
Three Months Ended June 30, 1997
---------------------------------

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

      Revenue for the three months ended June 30, 1997 was $9,710, slightly higher than the three months ended June 30, 1996, but significantly below first quarter of 1997. The sales for the current quarter were lower due to delays in the introduction of new products.

     As mentioned in note 3 to the Interim Financial Statements herein, at the end of March 31, 1997, first quarter sales were mainly attributed to a "one time" sale under a barter agreement.

      Gross profit for the three months ended June 30, 1997 reflects the profitability of products in start-up.

      Selling,  General and  Administrative  Expenses for the three months ended
June 30, 1997, increased to $349,211 from $287,016 for the three months ended June 30, 1996. Research and Development Expenses increased to $67,131 from $9,000 for the same period last year. These increases are consistent with the Company's plans to bring new products into market.

     The net loss of $411,346 for the three months ended June 30, 1997 is attributable to product development and start-up expenses.

Liquidity and Capital Resources
-------------------------------

      The Company does not believe that product sales alone will be sufficient to fund the Company's operations in fiscal 1997.

     During the second quarter of 1997, the Company raised $215,823 in additional financing. The Company is currently engaged in raising additional cash through the sale of securities.

      The Company's efforts during its first eighteen months have centered and will continue to center on the development, marketing and distribution of its two principal products, VideoBank and VideoBank-Remote. The Company has worked on developing and solidifying its manufacturer's representative network by entering into distribution or sales representation agreements with manufacturers and developers of software-based video surveillance systems, developing its advertising and promotional materials and customer database, and planning of a public relations campaign, and will continue to work on all of these activities. The Company currently has relationships with High Road Communications, a public relations company located in Toronto, Canada, and with Adler & Schinkel, an advertising agency based in Phoenix, Arizona. The Company currently plans to continue to use its existing marketing and distribution methods, but also is reviewing and evaluating these methods in order to determine whether better or more efficient practices may be available. The Company also will continue to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company will continue to concentrate particularly on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.


      The Company does not currently have any intention to acquire a plant or any significant equipment as the Company's warehouse and production facility requirements are minimal. The Company may increase the number of its employees as it continues to grow and further solidifies and consolidates its distribution networks.

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

Date: August 14, 1997

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