Form 10QSB
period 1997-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1998-04-01
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-QSB
      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1997
      (  )Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from _____________ to ____________________

                  Commission File Number: 028836

               Paradigm Advanced Technologies, Inc.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                         33-0692466
           (State or Other Jurisdiction of        (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

       270 Drumlin Circle, Concord, Ontario, Canada L4K 3E2
             (Address of Principal Executive Offices)

                          (416) 929-6565
         (Issuer's Telephone Number, Including Area Code)

                                N/A
  (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x No ____

      As of September 30, 1997, the issuer had 15,790,445 shares of its common stock issued and outstanding.

      Traditional Small Business Disclosure Format (check one):
Yes x  No ___

                              PART I

                       FINANCIAL INFORMATION

Item 1.  Financial Statements

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                       INTERIM BALANCE SHEET

                            (UNAUDITED)

                              ASSETS

Assets

                                    September 30, 1997   December 31, 1996
                                    ------------------   -----------------

      Bank short term deposits       $      0               $154,702
      Accounts Receivable             543,980                 69,162
      Share subscription receivable         0                202,500
      Inventories (Note 1 and 5)      214,316                286,593
      Miscellaneous Receivables        25,074                 19,915
                                      -------               --------
                                     $783,370               $732,872

      Capital Assets (Notes 1 and 4)   44,413                 49,000
                                       ------                 ------
      Total Assets                   $827,783               $781,872
                                     ========               ========


                            LIABILITIES
Current Liabilities

      Bank Indebtedness             $ 61,696                     $ 0
      Accounts payable               406,736                  68,989
      Other payables                   2,560                       0
      Loan Payable                   240,664                 395,000
                                     -------                 -------

      Total Liabilities              711,656                 463,989
                                     -------                 -------

                       STOCKHOLDERS' EQUITY

Share Capital (Note 6)

      Authorized 30,000,000 shares of common stock,
      $.0001 par value
      (Issued and outstanding  stock
      15,790,445 as of September 30, 1997;
      14,123,769 as of December 31, 1996)         2,207,770      1,753,270

      Retained Earnings (Deficit)                  (656,256)    (1,435,387)

      Total Stockholders' Equity                    116,127        317,883
                                                   --------       --------
      Total Liabilities & Stockholders' Equity     $827,783       $781,872
                                                   ========       ========

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                             STATEMENT OF INCOME


                                 (UNAUDITED)




                     For the Three     For the Three       For the Nine       From Inception on
                     Months Ended      Months Ended        Months Ended      January 12, 1996 through
                  September 30, 1997 September 30, 1996  September 30, 1997  September 30, 1996
                  ------------------ ------------------  ------------------  ------------------------

Sales (Note 1 and 3)  $ 12,858              $ 0             $533,967              0

Cost of Sales

 Inventory -
 Beginning of Period   214,316          354,562              314,316              0
 Purchases               8,488            3,276               32,719            357,838
                         -----            -----               ------            -------
 Inventory -
 end of period         222,804          357,838              347,035            357,838
                       -------          -------              -------            -------

 Total Cost of Sales     8,488                0              132,719              0
                        ------               --              -------             --
 Gross Profit          $ 4,300              $ 0              401,248              0
                       =======               ==              =======             ==

Expenses

 Selling, General
  and Admin.           $277,791        $372,452             $953,289           $963,822
 Research and
  Development             9,568           9,200               96,503             19,200
  Depreciation            2,571             449                7,712              2,634
                        -------            ----              -------           --------
                      $ 289,930       $ 382,101           $1,057,504           $985,656
                     ---------        ---------           ----------           --------

Net earnings (loss)
for the period       $ (285,630)     $ (382,101)          $ (656,256)     $   (985,656)
                     ===========     ===========          ==========      ============

Earnings per Share     ($0.0182)       ($0.0298)            ($0.0439)         ($0.1037)

Average Common Shares
Outstanding During
Period                15,685,445      12,820,842          14,957,107         9,505,170


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                        INTERIM STATEMENT OF CASH FLOW

                                 (UNAUDITED)

                                       For the Nine         From Inception on
                                       Months Ended     January 12, 1996 through
                                     September 30, 1997     September 30, 1996

Cash provided by (used in) operations

  Net gain (loss) for the period           $(656,256)           $(985,656)
  Items not requiring an outlay of cash:
     Depreciation of fixed assets              7,712                2,634
  Net changes in non-cash working
     capital items related to operations
     Inventory                                72,277             (357,838)
     Accounts Receivable                    (474,818)                 0
  Miscellaneous Receivable                    (5,157)             (26,781)
  Subscriber Receivable                      202,500                  0
  Accounts Payable                           340,308               25,343
  Loan Payable                              (154,336)                 0
                                            ---------                --
                                           $(667,770)          $(1,342,298)

Cash provided by financing activities
  Proceeds of Common Stock Insurance         454,500             1,393,645

Cash used in investing activities
  Acquisition of fixed assets                 (3,126)              (25,936)

Net increase (decrease) in cash
  for the period                            (216,396)               25,411

Cash - beginning of period                   154,700                 0
Cash - end of period                         (61,696)               25,411
Net Change                                $ (216,396)             $ 25,411
                                            =========              =======

                     PARADIGM ADVANCED TECHNOLOGIES INC.,

                             STATEMENT OF DEFICIT
                                 (UNAUDITED)

                          For the Three Months        For the Nine Months
                          Ended September 30         Ended September 30
                             1997      1996             1997     1996
                              --------------             -------------

Deficit - Beginning
of the period            ($1,806,013) ($603,555)    ($1,435,387)   $   0
Net Profit/(Deficit):
    Current Period       ($  285,630) ($382,101)    ($  656,256) ($985,656)
Deficit - end of period  ($2,091,643) ($985,656)    ($2,091,643) ($985,656)

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                          NOTES TO INTERIM STATEMENT



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) FINANCIAL STATEMENTS

      The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1997.

      These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-KSB. The results for the three months and nine months ended September 30, 1997 are not necessarily indications of the results for the fiscal year ending December 31, 1997.

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

4.          CAPITAL ASSETS
                                          Accumulated            Net
                               Cost       Depreciation          Book-value
                               ----       ------------          ----------
            Furniture and
            fixtures           $63,103         $18,690           $44,413
                               =======         =======           =======

5.         INVENTORY

      The inventory consists of computer security equipment.

6.    SHARE CAPITAL

      On March 12, 1997, the Loan Payable to PTI Financial Corp. for a total of $395,000 was converted to 1,316,667 Common Shares at a rate of $.30 per share along with warrants at a rate of $.30 per share.

      During the Second Quarter of 1997, options at a price of $0.05 per share were exercised resulting in the issuance of 140,000 Common Shares and the Third Quarter of 1997 an additional 270,000 Common Shares were issued.

7.    STOCK OPTIONS AND WARRANTS

      As at September 30, 1997, 8,344,084 shares of the Company's Common Stock are reserved for issuance to directors, officers, employees and consultants under the Company's stock option plan. The exercise price is $0.05 and the expiry dates of the options for 344,084 and 8,000,000 shares of Common Stock reserved are March 12, 2000 and January 12, 200__, respectively. As at September 30, 1997, 3,607,111 warrants were issued, exercisable at $0.30 per share, and not exercisable for six months from the date of issue, are due three years from the date of issue, which is March 12, 1997.

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


Three Months Ended September 30, 1997

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      Revenue for three months ended September 30, 1997 was $12,788 which compares with no sales revenue for the three months ended September 30, 1996. This increase is not the result of any particular product development activity. Instead, it is merely reflective of a slight increase in demand of certain individual hardware items.

      Gross profit figures for the three months ended September 30, 1997 continue to reflect the profitability of products in start-up.

      Selling, General and Administrative Expenses for the three months ended September 30, 1997 were $277,791 as compared to $372,452 for the three months ended September 30, 1996. This decrease is indicative of the Company's conscious effort to reduce general expenses and certain staff. The reduction in staff is attributable primarily to the outsourcing of research and development activities.

      The net loss for the three months ended September 30, 1997 was $285,630 compared to $382,101 for the three months ended September 30, 1996. The losses are attributable to continued product development and start-up expenses.


Nine Months Ended September 30, 1997

      During the nine months ended September 1997, the Company's sales totaled $533,967, the majority of which were attributable to a one-time sale under a barter agreement which took place during the first quarter 1997. As a result of these increased sales, gross profits also increased to $401,248 year to date. The Company had net losses of $656,256, however, this is an improvement over the prior year during which the Company had net losses of $985,656. The losses are attributable to continued product development and start-up expenses. It is anticipated, however, that there will be a steady decline in losses in future quarters.

Liquidity and Capital Resources

      The Company believes that the cash and cash equivalents on hand at September 30, 1997 will be sufficient to sustain the Company's operations at budgeted levels and its needs for liquidity through the fourth quarter of fiscal 1997 and into the first quarter of fiscal 1998.

      The Company raised $25,000 by incurring additional debt. On September 5, 1997, the Company also sold 210,000 shares of common stock at a price of $.25 per share in a transaction exempt from distribution under Regulation D. First Liberty Investment Group, Inc. acted as placement agent in the offering. First Liberty received a fee of 10% of the proceeds of the offering, or $5,250 in the aggregate.


Plan of Operation

      The Company's efforts during its first twenty-one months have centered and will continue to center on the development and distribution of its Global Positioning Satellite tracking devices and VideoBank and VideoBank-Remote video surveillance products. The Company has worked on developing and solidifying its manufacturer's representative network by entering into distribution or sales representation agreements with manufacturers and developers of software-based video surveillance systems, developing its advertising and promotional materials and customer database, and planning of a public relations campaign, and will continue to work on all of these activities. The Company currently plans to continue to use its existing marketing and distribution methods, but also is reviewing and evaluating these methods in order to determine whether better or more efficient practices may be available. The Company also will continue to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company will continue to concentrate particularly on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.

      The Company does not currently have any intentions to acquire a plant or any significant equipment as the Company's warehouse and production facility requirements are minimal. The Company may increase the number of its employees as it continues to grow and further solidifies and consolidates its distribution networks.

      The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock, the sale of new products and assumption of additional debt.


Subsequent Events

      On February 10, 1998, the Company acquired all of the issued and outstanding capital stock of North York Leasing Limited ("NYLL") and all of the trade indebtedness of NYLL in exchange for 3,720,000 shares of the Company's Common Stock. NYLL is a Canadian car leasing and rental company. The Company also acquired the business of HOJ Franchise Systems Ltd. which is the franchisor for a number of car rental and leasing franchises in Canada.



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

                              PARADIGM ADVANCED TECHNOLOGIES, INC.

Date: April 1, 1998

                              By: /s/ David Kerzner
                                  David Kerzner
                                  President and CEO

                              By: /s/ Murray Reuben
                                  Murray Reuben
                                  Chief Financial Officer