Form 10QSB
period 1998-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1998-10-06
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly  period ended March 31, 1998
      ( )Transition  report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ____________________ to _________________

                  Commission File Number: 028836
                  ------------------------------

               Paradigm Advanced Technologies, Inc.
               ------------------------------------
 (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                         33-0692466
                    --------                         ----------
           (State or Other Jurisdiction of        (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

       1 Concorde Gate, Suite 201, Toronto, Ontario, M3C 3N6, CANADA
       -------------------------------------------------------------
             (Address of Principal Executive Offices)

                          (416) 447-3235
                          --------------
         (Issuer's Telephone Number, Including Area Code)

                               N/A
                               ---
  (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No____

      As of May 12, 1998, the issuer had 21,661,662 shares of its common stock issued and outstanding.

      Traditional Small Business Disclosure Format (check one):
Yes  X No _____

                              PART I

                       FINANCIAL INFORMATION

Item 1.  Financial Statements

               PARADIGM ADVANCED TECHNOLOGIES, INC.
                       INTERIM BALANCE SHEET
                            (UNAUDITED)

                                     (Unaudited)
                                     MAR 31,1998          DEC 31,1997
  ASSETS

  Current
  Cash at  Bank  and in trust            $22,347                   $0
  Miscellaneous Receivables              $34,516              $35,515
                          -------------------------         ------------
                                         $56,863              $35,515
  Long Term
  Capital Assets (Note 1, Note 4)        $13,283              $13,982

                         ========================         ============
  Total Assets                           $70,146              $49,497
                         ========================         ============


  LIABILITIES

  Current
  Bank Indebtedness                           $0                 $139
  Accounts payable                      $430,253             $422,008
  Loans  payable  (Note 5)              $350,206             $356,772
                         -------------------------         ------------
  Total Liabilities                     $780,459             $778,919
                         -------------------------         ------------


        SHAREHOLDERS'  EQUITY

  Share Capital  (Notes  6,7 & 8)
  Authorized 30,000,000               $3,236,727           $2,218,180
  Common Stock at  $0.0001
    par value
  Issued  and outstanding stock
    20,717,662 as of Mar 31, 1998
    16,140,445  as  of Dec 31, 1997
  Deficit                           ($3,947,040)          ($2,947,602)
                         -------------------------        ------------

                         -------------------------         ------------
  Total   Shareholders' Equity        ($710,313)           ($729,422)
                         -------------------------         ------------

                             ====================         ============
  Total     Liabilities &               $70,146              $49,497
  Shareholders' Equity
                             ====================         ============

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                           INTERIM STATEMENT OF INCOME

                                   (Unaudited)
                          For the Three Months       For the Three
                         Ended March 31, 1998     Months Ended March 31, 1997
                         ---------------------    ---------------------------

  REVENUE
  Sales  Revenue  (Note 1, Note 3)            $0             $511,469
                          -------------------------         ------------

  Cost of  Sales
  Inventory  -Beginning of Period             $0             $354,762
  Purchases                                   $0              $22,091
                           ----------------------         ------------
                                              $0             $376,853
  Inventory-End of Period                     $0             $254,762
                           ---------------------         ------------
  Cost of Sales                               $0             $122,091
                           ---------------------         ------------

  Gross Profit                                $0             $389,378
                       -------------------------         ------------

  Operating  Expenses
  Selling,   General   and               $63,789             $326,287
  Administration
  Research & Development                      $0              $19,804
  Interest Expense                        $4,950                   $0
  Depreciation  and amortization            $699               $2,567
                        ------------------------         ------------
  Total Expenses                         $69,438             $348,658
                        ------------------------         ------------

  Net   Profit  /  (Loss)              ($69,438)              $40,720
  for the period

  Write off of Investment in            $930,000                   $0
  Subsidiary

  Net   Profit / (Loss)after           ($999,438)             $40,720
  extraordinary item
                                     ============         ============

  Earnings per  Share -  before            (0.00)                 0.00
  extraordinary item
                                        =========          ===========
  Earnings per Share - after               (0.06)                 0.00
  extraordinary item
                                        =========          ============

  Average    common    shares
  outstanding during period            18,148,375           14,401,734

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                              STATEMENT OF DEFICIT

                          For the Three Months      For the Three
                         Ended March 31, 1998    Months Ended March 31, 1997
                         --------------------    ---------------------------

  Deficit  -  Beginning        ($2,947,602)          ($1,435,386)
  of the period

  Net  Profit /  (Deficit)       ($999,438)              $40,720
  - Current Period
                          =====================       ============
  Deficit - end of period       ($3,947,040)          ($1,394,666)
                          =====================       ============

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                         INTERIM STATEMENT OF CASH FLOW

                                For the Three        For the Three
                                 Months Ended     Months Ended March
                               March 31, 1998          31, 1997
                               ---------------         --------

  Cash  provided  by (used in)
  operations
  Net  gain  (loss)  for
  the period                       $(999,4387)             $40,720
  Items  not  requiring  an
  outlay of cash:
      Amortization   of
      fixed assets                        699                2,567
      Write-off of
  Investment in Subsidiary            930,000                    0
  Net changes in non-cash  working
    capital items related to
    operations
    Inventory                               0               96,092
      Accounts Receivable                   0            (465,855)
  Miscellaneous Receivable                999              (3,764)
      Share  Subscriber Receivable          0             148,500
      Accounts  Payable                 8,245              56,403
      Loans Payable                    (6,566)                  0
                            ------------------------         -----------
  TOTAL CASH FLOW USED IN            ($66,061)          ($125,337)
  OPERATIONS


  Cash   From   Financing
    Activities
  Proceeds  of Common  Stock
    Issuance                        1,018,547                   0
  Less  Write  Off of
  Subsidiary                         (930,000)                  0
                                 ----------------         ------------
  TOTAL CASH FROM FINANCING            88,547                   0
  ACTIVITIES


  Cash  Used  In  Investing
  Activities
  Acquisition     of                        0               (3,055)
  fixed assets
                                -----------------         -------------

  NET INCREASE  (DECREASE)  IN
  CASH  FOR  THE PERIOD                $22,486           ($128,392)

  Cash -  beginning  of
  the period                            ($139)             $154,702

                              ===================        ============
  Cash   -  end  of
  the period                          $22,347               $26,310
                              ===================        ============

                       PARADIGM ADVANCED TECHNOLOGIES INC.

    NOTES TO INTERIM STATEMENT FOR THE PERIOD ENDED MARCH 31, 1998

  1.   SUMMARY   OF   SIGNIFICANT   ACCOUNTING  POLICIES

     a)        FINANCIAL  STATEMENTS

     The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at March 31, 1998.

     These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the audited financial statements of Paradigm Advanced Technologies, Inc. (the "Company") for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-KSB. The results for the three months ended March 31, 1998 are not necessarily indications of the results for the fiscal year ending December 31, 1998.

     The Company is a development stage company formed on January 12, 1996 and does not purport to contain complete disclosures in conformity with generally accepted accounting principles.

     b)    CAPITAL  ASSETS

     Capital  assets  are  recorded  at  cost  less  accumulated   depreciation.
Depreciation is calculated using the declining balance basis at the following rate:

       Furniture  and  fixtures   -   20%

     c)       METHOD  OF  ACCOUNTING

     i) The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

     ii) There are material differences in the determination of net loss and per share calculations between Canadian and U.S. generally accepted accounting principles.

  2.  INCORPORATION

     The Company was incorporated on January 12, 1996 in the State of Delaware and has elected a December 31 fiscal year end for book and tax purposes.

  3.  REVENUE

     In the first quarter of 1997, the Company recorded a sale of software on the basis of a barter agreement with Primary Response in Toronto for $450,000 inclusive of a discount of 10%. This sale was reversed in the fourth quarter of 1997.

  4.     CAPITAL  ASSETS
                                       Accumulated
                            Cost       Depreciation    Net    Book
                            1998       1998            Value 1998
                            ----       ------------    -----------
         Furniture          $21,847    -$8,564         $13,283
         and Fixtures

  5.     LOANS  PAYABLE

     Loans payable include loans amounting to $258,842 which are secured by a pledge of all the assets of the Company. Interest is payable on these loans at a rate of prime plus 4%.

  6.     SHARE  CAPITAL

     On February 19, 1998, the Company issued 3,720,000 shares to the vendors of North York Leasing Limited and HOJ Franchise Systems Ltd. - see Note 8.

     During the First Quarter of 1998, Options at a price of $0.01 to $0.125 per Share were exercised resulting in the issuance of 852,217 Common Shares.

  7.   STOCK    OPTIONS   AND  WARRANTS

     a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at March 31, 1998 are as follows:

  Year
  Granted        Expiry         Price Range        No. of
                 Date                              Shares

   1996           Jan-01           $0.05            7,583,334
   1997           Nov-00           $0.12               45,000
   1997           Nov-00           $0.125             125,000
   1997           Oct-00           $0.15               40,000
   1997           Nov-00           $0.20               50,000
   1997           Dec-00        $0.25-$0.40           300,000
   1998           Mar-01        $0.05-$0.10         2,350,000

                                                   ===========
  TOTAL  STOCK  OPTIONS OUTSTANDING                10,493,334

                                                   ===========

     b) As at March 31,1998, 3,607,111 warrants were issued, exercisable at a price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3 year period and expire three years from the date of issue.

  8. PURCHASE OF 1280884  ONTARIO INC.

     In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary, North York Leasing Limited. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted a legal action against the legal firm who represented all the parties in the above transaction and who are the escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made for the issue of any additional shares to the vendors of these companies.

              The Company disposed of its investment in the above companies in June 1998.


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

Three Months Ended March 31, 1998

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      The Company recorded no revenues for the quarter ended March 31, 1998 as compared to sales of $511,469 for the three months ended March 31, 1997. Most of the sales for the prior year arose from a one time barter sale which was reversed at the end of 1997.

      Selling, General and Administrative Expenses for the three months ended March 31, 1998 were $63,789 as compared to $326,287 for the three months ended March 31, 1997. This decrease is due to the closing of the California office in September 1997 and a reduction in staff due to the outsourcing of research and development activities.

      The net loss before extraordinary items for the three months ended March 31, 1998 was $69,438 compared to a profit of $40,720 for the three months ended March 31, 1997. The loss for 1998 is due to the lack of revenue as the Company was not able to sell any products during this period and, accordingly, was unable to recover any of its expenses.

Liquidity and Capital Resources

      The Company had cash on hand of $22,347 at March 31, 1998. In order to finance future operations, the Company needs to raise additional funds through the issuance of additional shares and debt. The Company raised $247,123 during the first 6 months of 1998 through the issuance of additional shares.

Plan of Operation

      The Company's efforts continue to center on the development and distribution of its Global Positioning Satellite tracking devices and VideoBank and VideoBank-Remote video surveillance products. The Company has worked on developing and solidifying its manufacturer's representative network by entering into distribution or sales representation agreements with manufacturers and developers of software-based video surveillance systems, developing its advertising and promotional materials and customer database, and planning a public relations campaign, and will continue to work on all of these activities. The Company currently plans to continue using its existing marketing and distribution methods; but, also is reviewing and evaluating these methods in order to determine whether better or more efficient practices may be available. The Company also will continue to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company will continue to concentrate particularly on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.

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

Purchase of 1280884 Ontario Inc.

     In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Limited. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the

Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted a legal action against the legal firm who represented all the parties in the above transaction and who are the escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company.

      The company disposed of the above investments in June 1998 and received no value for the sales. The Company accordingly wrote off its investment in these companies in the first quarter of 1998.



                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibit No.         Description of Exhibit
      -----------         ----------------------
      27                  Financial Data Schedule

      (b)  Reports on form 8-K.

     No reports on Form 8-K were fild during the quarter for which this report is filed.

                            SIGNATURES


     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARADIGM ADVANCED TECHNOLOGIES, INC.

Date: October  6, 1998

                               By:  /s/ David Kerzner
                                    -----------------
                                    David Kerzner
                                    President and CEO

                               By:  /s/ Selwyn Wener
                                    ------------------
                                    Selwyn Wener
                                    Chief Financial Officer