Form 10QSB/A
period 1998-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1998-10-20
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                         FORM 10-QSB/A-1


      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly  period ended March 31, 1998
      ( ) Transition  report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ____________________ to ________________.

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

       1 Concorde Gate, Suite 201, Toronto, Ontario, M3C 3N6,  CANADA
       --------------------------------------------------------------
             (Address of Principal Executive Offices)

                          (416) 447-3235
                          ---------------
         (Issuer's Telephone Number, Including Area Code)

                                N/A
                                ----
  (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____ No____X____


      As of May 12, 1998, the issuer had 21,661,662 shares of its common stock issued and outstanding.


      Traditional Small Business Disclosure Format (check one):
Yes ______ No _____X____

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


        SHAREHOLDERS'
          EQUITY

  Share Capital (Notes 6,7 & 8)
  Authorized 30,000,000 Common Stock
    at  $0.0001  par value            $3,236,727           $2,218,180
  Issued and  outstanding stock
    20,717,662 as of Mar 31, 1998
    16,140,445 as of Dec 31, 1997
  Deficit                            ($3,947,040)          ($2,947,602)
                         -------------------------         ------------
                         -------------------------         ------------
  Total Shareholders' Equity           ($710,313)           ($729,422)
                         -------------------------         ------------

                             ====================         ============
  Total Liabilities  &
  Shareholders' Equity                   $70,146              $49,497
                             ====================         ============

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                           INTERIM STATEMENT OF INCOME

                                   (Unaudited)
                          For the Three Months       For the Three
                         Ended March 31, 1998     Months Ended March 31, 1997
                         ---------------------    ---------------------------
  REVENUE
  Sales  Revenue  (Note                    $0             $511,469
  1,Note 3)
                        -------------------------         ------------

  Cost of  Sales
  Inventory  -Beginning                    $0             $354,762
  of Period Purchases                      $0              $22,091
                           ----------------------         ------------
                                           $0             $376,853
  Inventory-End of Period                  $0             $254,762
                           ---------------------         ------------
  Cost of Sales                            $0             $122,091
                           ---------------------         ------------

  Gross Profit                             $0             $389,378
                           ---------------------         ------------

  Operating Expenses
  Selling,General and Administration  $63,789             $326,287
  Research & Development                   $0              $19,804
  Interest Expense                     $4,950                   $0
  Depreciation and amortization          $699               $2,567
                         ------------------------        ------------
  Total Expenses                      $69,438             $348,658
                         ------------------------         ------------

  Net Profit/(Loss) for the period   ($69,438)             $40,720

  Write off of Investment in          $930,000                  $0
  Subsidiary

  Net Profit /(Loss) after           ($999,438)            $40,720
  extraordinary item
                                     ============         ============

  Earnings  per Share -  before          (0.00)                 0.00
  extraordinary item
                                        =========          ===========
  Earnings per Share  -   after          (0.06)                  0.00
  extraordinary item
                                        =========          ============

  Average  common shares
  outstanding during period           18,148,375           14,401,734

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
                             =====================         ============

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                         INTERIM STATEMENT OF CASH FLOW

                                For the Three        For the Three
                                 Months Ended     Months Ended March
                               March 31, 1998          31, 1997
                               ---------------         --------

  Cash  provided  by (used in)
  operations
  Net gain (loss)for the period     $(999,438)             $40,720
  Items  not  requiring  an
  outlay of cash:
    Amortization of fixed assets          699                2,567
    Write-off  of Investment
      in Subsidiary                   930,000                    0
  Net changes in non-cash  working
  capital items related to operations       0               96,092
    Inventory
    Accounts Receivable                     0            (465,855)
    Miscellaneous Receivable              999               (3,764)
        Share  Subscriber Receivable        0              148,500
        Accounts Payable                8,245               56,403
        Loans Payable                  (6,566)                   0
                       ------------------------         -----------
  TOTAL CASH FLOW USED IN OPERATIONS  ($66,061)          ($125,337)


  Cash From Financing Activities
  Proceeds of Common  Stock Issuance 1,018,547                   0
  Less  Write  Off of Subsidiary      (930,000)                  0
                                   -------------       ------------
  TOTAL   CASH   FROM    FINANCING      88,547                   0
  ACTIVITIES


  Cash  Used  In  Investing  Activities
  Acquisition of fixed assets                0              (3,055)
                                  --------------       -------------

  NET INCREASE (DECREASE) IN CASH
  FOR THE PERIOD                       $22,486           ($128,392)

  Cash -  beginning of the period        ($139)           $154,702
                                ================        ============
  Cash -  end of the period            $22,347             $26,310
                                ================        ============

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

  3.  REVENUE


     In the first quarter of 1997, the Company recorded a sale of software on the basis of a barter agreement with Primary Response in Toronto for $450,000 inclusive of a discount of 10%. This Company was unable to recover this amount, and the sale was credited in the fourth quarter of the 1997 fiscal year.


  4.  CAPITAL ASSETS
                                       Accumulated
                            Cost       Depreciation    Net Book Value
                            1998       1998            1998
                            ----       ----            ----

  Furniture and Fixtures  $21,847       -$8,564         $13,283


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

  Year
  Granted        Expiry Date        Price Range     No. of  Shares
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

  8. PURCHASE OF 1280884 ONTARIO INC.


     In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary, North York Leasing Limited. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted a legal action against the legal firm that represented all the parties in the above transaction and that acted as escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made for the issue of any additional shares to the vendors of these companies.

     The Company wrote off its investment in the above companies in March 1998, as there were insufficient funds to finance their operations, and the value of the investment had materially declined.



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


      The Company recorded no revenues for the quarter ended March 31, 1998 as compared to sales of $511,469 for the three months ended March 31, 1997. Most of the sales for the prior year arose from a one-time barter sale. The Company was unable to recover the proceeds of this sale and credited the sale in the fourth quarter of the 1997 fiscal year.


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

Liquidity and Capital Resources


      The Company had cash on hand of $22,347 at March 31, 1998. In order to finance future operations, the Company needs to raise additional funds through the issuance of additional shares and debt. The Company raised $247,123 during the first six months of 1998 through the issuance of additional shares.


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

8.   Purchase of 1280884 Ontario Inc.


      In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Limited The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted a legal action against the legal firm that represented all the parties in the above transaction and that acted as escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company.

      At the time of the purchase, the Company anticipated that 1280884 Ontario Inc. and North York Leasing Inc. ("1280884 Group") would be able to raise sufficient funds to finance their operations. However, the 1280884 Group was not able to raise the required financing, and the Company was unable to finance these operations. As a result, the Company began to search for a purchase for the 1280884 Group. The value of the 1280884 Group materially declined, and the Company accordingly decided to write off its investment in the 1280884 Group at the end of March 1998.




                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibit No.         Description of Exhibit
      ----------          ----------------------
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

                              PARADIGM ADVANCED TECHNOLOGIES, INC.


Date: October 19, 1998


                               By
                                    David Kerzner
                                    President and CEO

                               By:
                                    Selwyn Wener
                                    Chief Financial Officer