Form 10QSB
period 1998-06-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1998-10-22
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly  period ended June 30, 1998
      ( ) Transition  report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ____________________ to ________________

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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____ No __X__

      As of August 12, 1998, the issuer had 29,796,662 shares of its common stock issued and outstanding.

      Traditional Small Business Disclosure Format (check one):
Yes ___  No __X__

                              PART I

                       FINANCIAL INFORMATION

Item 1.  Financial Statements

               PARADIGM ADVANCED TECHNOLOGIES, INC.
                       INTERIM BALANCE SHEET
                            (UNAUDITED)


                                   (Unaudited)
                            JUNE 30,1998       DEC 31,1997
ASSETS

Current
Cash at Bank and in trust     $109,975                $0
Miscellaneous Receivables      $33,925           $35,515
                              ---------         ---------
                              $143,900           $35,515
Long Term:
Capital Assets (Note 1,        $12,584           $13,982
                Note 4)
                              =========         =========
Total Assets                  $156,484           $49,497
                              =========         =========

LIABILITIES

Current:
Bank Indebtedness                   $0              $139
Accounts payable              $463,352          $422,008
Loan payable                  $346,315          $356,772
                              ---------         ---------
Total  Liabilities            $809,667          $778,919
                              ---------         ---------

     SHAREHOLDERS' EQUITY

Share Capital (Note 6)
Authorized 30,000,000        $3,395,303         $2,218,180
 Common Stock at $0.0001
 par value
Issued and outstanding stock
 25,752,662 as of Jun 30, 1998
 16,140,445 as of Dec 31, 1997
Deficit                      ($4,048,486)      ($2,947,602)
                              ---------         ---------

Total Shareholders' Equity     ($653,183)        ($729,422)
                               ---------         ---------

Total Liabilities &             $156,484           $49,497
Shareholder's  Equity           ========           =======

                PARADIGM ADVANCED TECHNOLOGIES, INC.

                     INTERIM STATEMENT OF INCOME

                              For the Three months        For  the Six months
                              Ended June 30               Ended June 30
                              --------------------------------------------
                                    1998       1997      1998        1997
                                    ----       ----      -----       ----

REVENUE
Sales  Revenue (Note 1, Note 3)       $0     $9,710         $0    $521,179
                              ---------------------------------------------

Cost of Sales
Inventory -Beginning of Period        $0   $209,696         $0    $309,696
Purchases                             $0     $2,140         $0     $24,231
                              ---------------------------------------------
                                      $0   $211,836         $0    $333,927
Inventory-End of Period               $0   $209,696         $0    $209,696
                              ---------------------------------------------
Cost of Sales                         $0     $2,140         $0    $124,231
                              ---------------------------------------------

Gross Profit                          $0     $7,570         $0    $396,948
                              ---------------------------------------------


Operating Expenses
Selling,     General    and      $95,747   $349,211    $159,536   $675,498
Administration
Research & Development                $0    $67,131         $0     $86,935
Interest Expense                  $5,000         $0     $9,950          $0
Depreciation and amortization        699    $2,574     $1,398      $5,141
                                     ---    -------    -------     ------
Total Expenses                 $101,446    $418,916   $170,884   $767,574
                               ---------   --------   --------   --------

Net  Profit  /  (Loss)  for   ($101,446)  ($411,346) ($170,884) ($370,626)
the period

Write off of  Investment in           $0          $0   $930,000         $0
Subsidiary

                              =============================================
Net Profit/(Loss) after       ($101,446)  ($411,346) ($1,100,884) ($370,626)
extraordinary item            ==========  ========== ============ =========


Earnings per Share - before       (0.0045)  (0.0265)    (0.0084)  (0.0250)
extraordinary item
                                  =========================================
Earnings per Share - after        (0.0045)  (0.0265)    (0.0540)  (0.0250)
extraordinary item
                                  =========================================

Average common shares          22,631,673 15,510,445 20,402,409  14,852,107
outstanding during period

                PARADIGM ADVANCED TECHNOLOGIES, INC.

                        STATEMENT OF DEFICIT

                                     For the Six months    For the Six months
                                       Ended  June 30       Ended  June 30
                                      ------------------------------------
                                         1998     1997     1998    1997
                                         ----     ----     -----   ----

Deficit-Beginning of the period ($3,947,040)($1,394,666)($2,947,602)($1,435,386)

Net Profit /  (Deficit)  -        ($101,446)($411,346)  ($1,100,884)($370,626)
Current Period
                                     ====================================
Deficit  - end  of period       ($4,048,486)($1,806,012)($4,048,486)($1,806,012)
                                     ====================================

                  PARADIGM ADVANCED TECHNOLOGIES, INC.

                     INTERIM STATEMENT OF CASH FLOW

                                     For the Three months    For the Six months
                                         Ended  June 30       Ended  June 30
                                       ------------------------------------
                                         1998     1997       1998     1997
                                         ----     ----       -----    ----

Cash provided by (used in) operations

Net  gain  (loss)  for  the period    $(101,446)$(411,346)$(1,100,884)$(370,626)
Items not  requiring an outlay of cash:
    Amortization  of  fixed assets          699     2,574       1,398     5,141
    Write-off   of   Investment   in          0        0      930,000       0
    Subsidiary
Net  changes in non-cash  working  capital
 items related to operations                  0   (19,195)          0    76,897
     Inventory
     Accounts Receivable                      0    (9,062)          0  (474,917)
     Miscellaneous Receivable               591     2,440       1,590    (1,324)
     Share Subscriber Receivable              0    54,000           0   202,500
     Accounts Payable                    33,099    72,469      41,344   128,872
     Loans Payable                       (3,891)  215,823     (10,457)  215,823
                                     ------------------------------------------
TOTAL CASH FLOW USED IN OPERATIONS     ($70,948) ($92,297)  ($137,009)($217,634)


Cash From Financing Activities
Proceeds of Common Stock Issuance       158,576     7,000    1,177,123    7,000
Less Write-off of Subsidiary                  0         0     (930,000)       0
                                     ------------------------------------------

TOTAL CASH FROM FINANCING ACTIVITIES    158,576     7,000       247,123   7,000

Cash Used In Investing Activities
Acquisition of fixed assets                   0       (69)         0     (3,124)
                                     ------------------------------------------

NET INCREASE (DECREASE) IN CASH
FOR THE PERIOD                          $87,628  ($85,366)   $110,114 ($213,758)

Cash  -  beginning of the period        $22,347   $26,310       ($139) $154,702
                                     ==========================================
Cash - end of the period               $109,975  ($59,056)    $109,975 ($59,056)
                                     ==========================================

                 PARADIGM ADVANCED TECHNOLOGIES INC.

    NOTES TO INTERIM STATEMENT FOR THE PERIOD ENDED JUNE 30, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a)  FINANCIAL STATEMENTS

     The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at June 30, 1998.

     These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the audited financial statements of Paradigm Advanced Technologies, Inc. (the "Company") for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-KSB. The results for the six months ended June 30, 1998 are not necessarily indications of the results for the fiscal year ending December 31, 1998.

     The Company is a development stage company formed on January 12, 1996 and does not purport to contain complete disclosures in conformity with generally accepted accounting principles.

   b)  CAPITAL ASSETS

     Capital  assets  are  recorded  at  cost  less  accumulated   depreciation.
Depreciation  is provided  using the  declining  balance  basis at the following rate:
        Furniture   and  fixtures  -   20%

   c)  METHOD OF ACCOUNTING

     The Company maintains its books and prepares its financial statements on the accrual basis of accounting.


2.  INCORPORATION

     The Company was incorporated on January 12, 1996 in the State of Delaware and has elected a December 31 fiscal year end for book and tax purposes.

3.  REVENUE

     In the first quarter of 1997, the Company recorded a sale of software on the basis of a barter agreement with Primary Response in Toronto for $450,000, inclusive of a discount of 10%. This sale was reversed in the fourth quarter of 1997.

4.  CAPITAL ASSETS
                                              Accumulatd    Net Book  Net Book
                                     Cost     Depreciation  Value     Value
                                     1998     1998          1998      1997
                                     ----     ----          ----      ----

   Furniture  and Fixtures          $21,847  -$9,263        $12,584   $13,982


5.  LOANS PAYABLE

     Loans payable include loans amounting to $258,842 which are secured by a pledge over all the assets of the Company. Interest is payable on these loans at a rate of prime plus 4%.

6.  SHARE CAPITAL

     On February 19, 1998, the Company issued 3,720,000 shares to the vendors of North York Leasing Limited and HOJ Franchise Systems Ltd. - see Note 8. On May 28, 1998, the Company issued 2,500,000 shares for net proceeds of $112,500.

     During the First Quarter of 1998, options at a price of $0.01 to $0.125 per share were exercised, resulting in the issuance of 852,217 Common Shares. During the second quarter of 1998, options at a price of $0.01 to $0.10 per share were exercised resulting in the issuance of 2,535,000 Common Shares.

7.  STOCK OPTIONS AND WARRANTS

     a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at March 31, 1998 were as follows:

Year Granted  Expiry Date            No. of Shares
   1996       Jan-01                 7,583,334
   1997       Nov-00                    45,000
   1997       Nov-00                   125,000
   1997       Oct-00                    40,000
   1997       Nov-00                    50,000
   1997       Dec-00                   300,000
   1998       Mar-01                 2,350,000
   1998       May-01                   150,000

                                     =========
TOTAL STOCK OPTIONS OUTSTANDING     10,643,334
                                     =========

     b) As at March 31,1998, 3,607,111 warrants were issued at an exercise price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3 year period and expire three years from the date of issue.

8.  PURCHASE OF 1280884 ONTARIO INC.

     In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Limited. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors, if during any one consecutive 60-day trading period between April 1998 and February 1999, the average closing price of the Company's Common Shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted legal action against the legal firm that represented all the parties in the above transaction and that acted as escrow agent for the above shares and is claiming that these shares should be cancelled and that damages be paid to the Company. No provision has been made for the issue of any additional shares to the vendors of these companies.

     The Company sold the above companies in June 1998 to an unrelated party for a nominal sum. Under the terms of the purchase agreement, the purchaser and the secured creditors of 1280884 Ontario Inc. and North York Leasing Limited granted the Company a full release of all its obligations concerning 1280884 Ontario
Inc. and North York Leasing Limited. The Company wrote off its investment in these companies at the end of March 1998.


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

Three Months Ended June 30, 1998

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      The Company recorded no revenues for the quarter ended June 30, 1998 as compared to sales of $9,710 for the three months ended June 30, 1997. The sales for the prior year were comprised of the sale of certain VideoBank products.

      Selling, general and administrative expenses for the three months ended June 30, 1998 were $95,747 as compared to $349,211 for the three months ended June 30, 1997. This decrease is due to the closing of the California office in September 1997 and a reduction in staff due to the outsourcing of research and development activities.

     The net loss before extraordinary items for the three months ended June 30, 1998 was $101,446 compared to a loss of $411,346 for the three months ended June 30, 1997. The loss for 1998 is due to the lack of revenue, as the Company was not able to sell any products during this period and, accordingly, was unable to recover any of its expenses. The loss for the three months ended June 30, 1998 was lower than the loss for the corresponding period for the prior year, because the Company had lower operating costs as a result of the closing of the California office in September 1997 and the outsourcing of research and development activities.

Six Months Ended June 30, 1998

     The Company recorded no revenues for the six months ended June 30, 1998 as compared to sales of $521,179 for the six months ended June 30, 1997. Most of the sales for the prior year arose from a one-time barter sale which was reversed at the end of 1997. The Company was unable to recover the proceeds of this sale and credited the sale in the fourth quarter of the 1997 fiscal year.

      Selling, general and administrative expenses for the six months ended June 30, 1998 were $170,884 as compared to $370,626 for the six months ended June 30, 1997. This decrease is due to the closing of the California office in September 1997 and a reduction in staff due to the outsourcing of research and development activities.

      The net loss before extraordinary items for the six months ended June 30, 1998 was $170,884 as compared to a loss of $370,626 for the six months ended June 30, 1997. The loss for 1998 is due to the lack of revenue, as the Company was not able to sell any products during this period and, accordingly, was unable to recover any of its expenses.

Liquidity and Capital Resources

      The Company had cash on hand and in trust of $109,975 at June 30, 1998. In order to finance future operations, the Company needs to raise additional funds through the issue of additional shares and debt.

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

      The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company's warehouse and production facility requirements are minimal. The Company may increase the number of its employees as it continues to grow and further solidifies and consolidates its distribution networks.

      The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock, the sale of new products and assumption of additional debt.

Purchase of 1280884 Ontario Inc.

     In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Limited (collectively, the "1280884 Group"). The Company issued 3,720,000 Common Shares to the vendors of the 1280884 Group at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted a legal action against the legal firm that represented all the parties in the above transaction and that acted as the escrow agent for the above shares and is claiming that these shares should be canceled and that damages be paid to the Company.

     The Company sold the 1280884 Group in June 1998 to an unrelated party for a nominal sum. Under the terms of the purchase agreement, the purchaser and the secured creditors of the 1280884 Group granted the Company a full release from all its obligations concerning the 1280884 Group. The Company wrote off its investment in the 1280884 Group at the end of March 1998.


                                 PART II

                            OTHER INFORMATION


Item 5.  Other Information

     On February 10, 1998, the Company acquired all of the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Limited in exchange for 3,720,000 of the Company's Common Stock. On June 10, 1998, the Company entered into an agreement with HOJ Theta Realty Inc. pursuant to which the Company transferred to it all of the capital stock of 1280884 Ontario Inc. Accordingly, the results of 1280884 Ontario Inc. are not consolidated in the financial statements appearing in this 10-QSB filing. The Company has reported a net loss of $930,000 on the disposal of 1280884 Ontario Inc. There were no revenues from the discontinued operations of 1280884 Ontario Inc. during the six months ended June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibit No.         Description of Exhibit
      -----------         ----------------------

      10.1                Share Purchase Agreement between the
                          Company and HOJ Theta Realty Inc. dated
                          June 10, 1998.

      27                  Financial Data Schedule

      (b)  Reports on form 8-K.

      On April 1, 1998, the Company filed a Form 8-K to report (i) its acquisition of all of the issued and outstanding capital stock and trade indebtedness of North York Leasing Limited in exchange for 3,720,000 of the Company's Common Stock; and (ii) its acquisition of the business of HOJ Franchise Systems Ltd., which is the franchisor for a number of car rental and leasing franchises in Canada.

     No financial statements were filed in conjunction with this transaction. See "Note 8 to Financial Statements," "Management Discussion and Analysis of Plan of Operation," and "Other Information."


                            SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARADIGM ADVANCED TECHNOLOGIES, INC.

Date: October 22, 1998

                              By: /s/ David Kerzner
                                  ----------------------------
                                  David Kerzner
                                  President and CEO



                              By: /s/ Selwyn Wener
                                  -----------------------------
                                  Selwyn Wener
                                  Chief Financial Officer

                                  Exhibit 10.1


                            SHARE PURCHASE AGREEMENT


                THIS Agreement is made the 10th day of June, 1998

                                 B E T W E E N:

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                                 (the "Vendor")

                                     - and -

                              HOJ THETA REALTY INC.
                                (the "Purchaser")


           WHEREAS the Vendor is the owner of ONE HUNDRED (100) common shares of 1280884 ONTARIO INC. (the "Company") and desires to sell to the Purchaser its shares of the Company, and the Purchaser desires to purchase the Vendor's shares of the Company;

           NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the payments and mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                           Article 1. - Interpretation

1.1   Definitions

In addition to other terms defined in this Agreement, the following terms shall have the following meanings:

     (a) "Business Day" means a day other than Saturday, Sunday or a statutory holiday in the Province of Ontario;

     (b) "Closing" means the completion of the purchase and sale of the Purchased Shares in accordance with Article 10;

      (c)  "Closing Date" means the date hereof;

     (d)  "Liens"  means  all  mortgages,   claims,   charges,  liens,  pledges,
encumbrances, security interests, adverse claims and other restrictions of any kind and nature whatsoever;

     (e) "Purchased Indebtedness" means any and all indebtedness, liabilities and obligations owing by the Company to the Vendor up to and including the Closing Date;

     (f) "Purchase Price" has the meaning set forth in Section 3.2;

     (g) "Purchased Shares" means all of the issued and outstanding shares in the capital of the Company owned and being sold by the Vendor, being ONE HUNDRED
(100) common shares of the Company, and being purchased by the Purchaser; and

     (h) "Time of Closing" means 11:00 a.m. (Toronto time) on the Closing Date or such other time as the parties hereto may agree in writing.

1.2   Certain definitions

      "Agreement", "this Agreement", "hereto", "hereof", "herein", "hereunder" and similar expressions refer to this Agreement and not to any particular Article, Section, paragraph or other portion of this Agreement and include every amendment or instrument supplementary hereto or in implementation hereof.

1.3   Number and Gender

      Except where the context otherwise indicates, words importing the singular number only shall include the plural, and vice versa, and words importing the masculine gender shall include the feminine gender and "persons" shall include individuals, partnerships, joint ventures, associations, corporations and all other forms of business organizations, governments, regulatory or governmental agencies, commissions, departments and instrumentalities.

                              Article 2. - General

2.1   Dollar Amounts

      All dollar amounts referred to herein are in lawful currency of Canada.

2.2   Accounting Terms

      Each accounting term used herein, unless a contrary definition is provided, shall have the meaning given to it under generally accepted accounting principles in Canada existing at the date hereof.

   Article 3. - Purchased Shares and purchased Indebtedness and Purchase Price

3.1   Purchased Shares

      Subject to the terms and conditions contained in this Agreement, the Vendor agrees to sell, assign, transfer and deliver to the Purchaser all of the Vendor's right, title and interest in and to the Purchased Shares and the Purchased Indebtedness (the "Vendor's Interest") and the Purchaser agrees to purchase the Vendor's Interest.

3.2   Purchase Price and Allocation

      The Purchase Price for the Vendor's Interest shall be the sum of $1.00 payable to the Vendor and other good and valuable consideration including the Purchaser arranging for the delivery of the release in favour of the Vendor a copy of which is annexed hereto as Schedule "A".

     Article 4. - Representations and Warranties of the Vendor

      The Vendor represents and warrants to the Purchaser as follows and acknowledges that the Purchaser is relying upon such representations and warranties in connection with this Agreement:

4.1   Share Ownership of the Company

      The Vendor is the registered and beneficial owner of the Purchased Shares with good and marketable title thereto, free and clear of all Liens.

4.2   Authorized and Issued Capital

      The authorized capital of the Company consists of an unlimited number of common shares, of which * common shares are issued and outstanding. The Purchased Shares have been duly and validly authorized and issued and are outstanding as fully paid and non-assessable shares.

4.3   Incorporation and Organization

      The Company is a corporation duly incorporated and organized and validly subsisting under the laws of Ontario and is duly qualified as a corporation to do business in Ontario.

4.4   Binding Agreement

      This Agreement constitutes a legal, valid and binding obligation of the Vendor, enforceable against her in accordance with its terms subject to:

     (a) bankruptcy, insolvency, moratorium, reorganization and other laws relating to or affecting the enforcement of creditor's rights generally; and

     (b) the fact that equitable remedies, including the remedies of specific performance and injunction, may only be granted in the discretion of a court.

4.5   Non-Contravention; Consents

      The execution and delivery of this Agreement and the completion by the Vendor of the transactions contemplated herein will not result in any material violation or breach of any of the provisions of the constating documents or by-laws of the Company, or to the Vendor's knowledge breach any material contract or lease, written or oral, to which the Company or the Vendor is a party or by which they are bound, nor to the Vendor's knowledge require the Company or the Vendor to obtain any consents, authorizations or approvals, save for the approval of the Corporation's directors, or to the Vendor's knowledge result in the creation of any Lien on the Purchased Shares.

4.6   No Other Purchase Agreements

      No person has any Agreement or option or any right or privilege capable of becoming an Agreement for the purchase of the Purchased Shares save and except as provided for in this Agreement.

4.7   Title to Assets

      The assets owned or used by the Company (other than those leased by the Company) are owned by the Company as the beneficial and legal owner thereof with a good and marketable title therein and thereto and with full right of use thereof subject to such Liens which may as of the date hereof exist.

4.8   Residency of Vendor

      The Vendor is not a non-resident of Canada within the meaning of the Income Tax Act (Canada).

   Article 5. - Representations and Warranties of the Purchaser

      The Purchaser represents and warrants to the Vendor as follows and acknowledge that the Vendor is relying upon such representations and warranties in connection with this Agreement:

5.1   Binding Agreement

      This Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against him in accordance with its terms subject to:

     (a) bankruptcy, insolvency, moratorium, reorganization and other laws relating to or affecting the enforcement of creditor's rights generally; and

     (b) the fact that equitable remedies, including the remedies of specific performance and injunction, may only be granted in the discretion of a court.

5.2   Non-Contravention

      The execution and delivery of this Agreement and the consummation by the Purchaser of the transactions contemplated hereby will not result in any material violation or breach of any material contract or lease, written or oral, to which the Purchaser is a party or by which he is bound.

               Article 6. - Covenants of the Vendor

      The Vendor hereby covenants with the Purchaser that the following will be done or caused to be done at or prior to the Time of Closing or earlier as herein provided:

6.1   Vendor's Compliance with Agreement

      The Vendor shall have taken all steps necessary to ensure that the representations and warranties contained in this Agreement are true and correct on the Closing Date as if made on and as of such date and shall have done all things necessary to facilitate the transactions provided for herein.

6.2   Resignation of Vendor as Director and Officer

      David Kerzner shall have resigned as a director(s) and officer(s) of the Company, such resignation to be effective as of the Time of Closing.

6.3   Transfers

      The Vendor shall cause all necessary resolutions to be enacted and other steps to be taken so as to validly and effectively transfer the Purchased Shares to the Purchaser at the Time of Closing.

6.4   Third Party Consents

      The Vendor shall co-operate with the Purchaser and his representatives to obtain any third party consents which may be required.

              Article 7. - Covenants of the Purchaser

      The Purchaser hereby covenants with the Vendor that the following will be done at or prior to the Time of Closing or earlier as herein provided:

7.1   Purchaser's Compliance with Agreement

      The Purchaser shall have taken all steps necessary to ensure that his representations and warranties contained herein are true and correct on the Closing Date as if made on and as of such date and shall have done all things necessary to facilitate the transactions herein provided for.

7.2   Third Party Consents

      The Purchaser shall co-operate with the Vendor and her representatives to obtain any further consents required by any third party.

        Article 8. - Conditions in Favour of the Purchaser

      The purchase and sale of the Purchased Shares is subject to the following terms and conditions for the exclusive benefit of the Purchaser to be fulfilled or performed by the Vendor or waived by the Purchaser at or prior to the Time of
Closing:

8.1   Full Performance

      The Vendor shall have performed in all material respects all the terms, covenants and conditions of the Vendor under this Agreement.

          Article 9. - Conditions in Favour of the Vendor

      The purchase and sale of the Purchased Shares is subject to the following terms and conditions for the exclusive benefit of the Vendor, to be fulfilled or performed by the Purchaser or waived by the Vendor at or prior to the Time of
Closing:

9.1   Full Performance

      The Purchaser shall have performed in all material respects all the terms, covenants and conditions of the Purchaser under this Agreement.

9.2   Payment of Purchase Price

      The Purchaser shall have paid the Purchase Price and other consideration to the Vendor in accordance with Section 3.2 hereof.

                Article 10. - Closing Arrangements

10.1  Place of Closing

      The closing of the transactions contemplated by this Agreement shall take place at the Time of Closing on the Closing Date at the offices of Gowling, Strathy & Henderson, Suite 4900, Commerce Court West, Toronto, Ontario or at such other place as the parties hereto may agree.

10.2  Deliveries by the Vendor

      Subject to the satisfaction and fulfilment of all conditions provided for in this Agreement (unless waived in writing by the Purchaser at or prior to the Time of Closing) the Vendor shall deliver to the Purchaser the following documents duly executed by all persons other than the Purchaser or do the following acts or things which delivery and performance constitute a condition precedent in favour of the Purchaser to the completion of the transactions herein provided for:

      (a)  the share certificates representing the Purchased
      Shares duly endorsed in blank for  transfer to the Purchaser;

      (b) a copy of a resolution of the board of directors of the Company authorizing the transfer of the Purchased Shares to the Purchaser;

      (c)  the resignations referred to in Section 6.2; and

      (d)  the Company's minute book.

10.3  Deliveries by the Purchaser

      Subject to the satisfaction and fulfilment of all conditions provided for in this Agreement (unless waived in writing by the Vendor at or prior to the Time of Closing), the Purchaser shall deliver to the Vendor the Purchase Price payable to the Vendor in accordance with Section 3.2.

                        Article 11. - General Provisions

11.1  Entire Agreement

      This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, understandings, negotiations and discussions between the parties hereto with respect to the subject matter of this Agreement. There are not and shall not be any verbal statements, representations, warranties, undertakings or agreements between the parties with respect to the subject matter of this Agreement and this Agreement may not be amended or modified in any respect except by written instrument signed by the parties hereto.

11.2  Waiver

      No waiver of any of the provisions of this Agreement shall be deemed to constitute a waiver of any other provision (whether or not similar) nor shall such waiver be effective or binding unless in writing and, unless otherwise provided, shall be limited to the specific breach waived.

11.3  Applicable Law

      This Agreement shall be governed by and construed in accordance with the laws of the Province of Ontario and the laws of Canada applicable therein.

11.4  Enurement

      This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective heirs, executors and legal personal representatives, and shall not be assignable by any of the parties hereto without the written consent of the other parties hereto.

11.5  Counterparts

      This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and each of which shall be deemed an original.

11.6  Further Assurances

      From time to time subsequent to the Closing Date, each of the parties hereto shall, at the request and expense of the requesting party, execute and deliver such additional conveyances, transfers and other assurances, as may, in the opinion of counsel for such party, be required to effectually carry out the intent of this Agreement in accordance with the terms hereof.

11.7  Severability

      If any provision of this Agreement is determined to be invalid or unenforceable by a court of competent jurisdiction from which no further appeal lies or is taken, the provision shall be deemed to be severed herefrom, and the remaining provisions of this Agreement shall not be affected thereby and shall remain valid and enforceable.

      IN WITNESS WHEREOF this Agreement has been executed and delivered by the parties hereto on the date first above written.

                          PARADIGM ADVANCED TECHNOLOGIES, INC.
                          Per:

                          ________/s/_________________________
                          Name: David Kerzner
                          Title: President

                          I have the authority to bind the corporation.

                          HOJ THETA REALTY INC.
                          Per:

                          _______/s/__________________________
                          Name:
                          Title: Authorized signing officer

                          I have the authority to bind the corporation.

                                  SCHEDULE "A"

                             FULL AND FINAL RELEASE

FOR  VALUABLE   CONSIDERATION,   the  receipt  and   sufficiency  of  which  are
acknowledged by ANCONA INC. (the "Releasor"), subject to the terms hereof, the Releasor remises, releases and forever discharges PARADIGM ADVANCED TECHNOLOGIES, INC. ("Paradigm") its shareholders, officers, directors and employees (collectively, the "Releasee") from all actions, causes of action, suits, debts, duties, accounts, bonds, covenants, contracts, claims and demands whatsoever, whether known or unknown, which the Releasor ever had, now has or may in the future assert against the Releasee.

NOTWITHSTANDING THE FOREGOING or anything to the contrary, nothing herein contained shall release or be deemed to have released Paradigm from any of its indebtedness, liabilities or obligations to the Releasor in respect of the the Guarantee and Postponement of Claim dated February 11, 1998 executed by Paradigm and North York Leasing Ltd. in favour of the Releasor for the liabilities of 1280884 Ontario Inc. to the Releasor (the "Guarantee") provided that the Releasor shall not take any steps to sue, take proceedings against or otherwise enforce in any manner its rights and remedies under the Guarantee against the Releasee and the Releasor shall and is forever estopped from so doing.

FOR THE SAME CONSIDERATION the Releasor covenants and agrees:

      (a) not to join, assist and/or act in concert in any manner with any person, firm or corporation in the making of any claim or demand or the bringing of any claim, proceeding or action against the Releasee arising out of or in relation to the matters hereinbefore remised, released and/or discharged; and

      (b) not to make any claim or demand or commence any action against any third party who may claim contribution, indemnity or other relief over against the Releasee other in relation to the matters hereinbefore remised, released and/or discharged.

THE PROVISIONS HEREOF shall be effective as of the date of execution hereof and shall enure to the benefit of, and shall be binding upon the heirs, administrators, executors, successors and assigns of the Releasee and the Releasor, respectively.

DATED this 10th day of June, 1998

ANCONA INC.
Per:

____________________________________________
David Luinenberg, Authorized Signing Officer
I have authority to bind the Corporation