Form 10KSB
period 1997-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1998-11-04
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                         Form 10-KSB

(Mark One)
  [ X ]    Annual  report  under  Section  13 or  15(d) of the
           Securities Exchange Act of 1934.          For the fiscal  year
           ended December 31, 1997

                     OR

  [   ]    Transition  report under Section 13 or 15(d) of the
           Securities Exchange Act of          1934  for  the  transition
           period from __________ to __________.



                         Commission File Number: 0-28836

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                         33-0692466
            --------                         ----------
 (State or Other Jurisdiction of            (IRS Employer
 Incorporation or Organization)          Identification No.)

   1 Concorde Gate, Suite 201
        Toronto, Ontario
         Canada M3C 3N6                        M3C 3N6
   --------------------------                  -------
 (Address of Principal Executive             (Zip Code)
            Offices)

  Registrant's telephone number, including area code: (416) 447-3235

 Securities Registered Pursuant to Section 12(b) of the Act: None

 Securities Registered Pursuant to Section 12(g) of the Act:

                                        Name of Each Exchange
      Title of Each Class:              on which Registered:
      -------------------               ---------------------
     Common Stock, par value                    None
        $0.0001 per share


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB[ ].

      The issuer's revenues for its most recent fiscal year were $47,468.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 23, 1998, is $1,988,732.

      The number of shares outstanding of the Registrant's Common Stock, as of October 23, 1998 was 29,796,662 shares of Common Stock.

                                     PART I

ITEM 1. Description of Business

      Paradigm Advanced Technologies, Inc. (the "Company") is a development stage incorporated in Delaware on January 12, 1996 that was formed to capitalize on the need for digital image and interactive GPS tracking technology in North America and abroad. The Company develops, markets, and distributes software-based digital video surveillance and GPS tracking systems that can be used for security or other purposes. The Company's products currently include VideoBank, a software-based video surveillance system that permits the user to store video images on a computer disk drive rather than on conventional videotape, and VideoBank Remote, a similar software-based video surveillance system that permits the transmission of video images using ordinary telephone lines rather than coaxial or proprietary transmission lines. In addition the Company has GPS tracking technology for personal tracking as well as for vehicular tracking purposes. The Company believes that these products represent improvements over existing video surveillance and GPS technology, not only in terms of ease of use of the products, but also in terms of the products' capabilities for recalling and manipulating video data, the ability to upgrade the systems without needing to replace hardware components, and the products' general independence from particular or proprietary hardware components. There are essentially three sources of revenue for the company which include the sale of GPS products, Licensing users of the GPS/CELLULAR technology under "the patent", and the sale of VideoBank products. On its date of incorporation, the Company acquired all of the right, title and interest in a security and surveillance products business established by Paradigm Advanced Technologies Joint Venture (the "Joint Venture"). The Joint Venture was dissolved on the same day.

      The specific GPS and digital image products presently being developed are as follows:

      "R-2" is a vehicle or personal security device that enables instant transmission of a location to a central monitoring station or personal computer via the Internet. A person's position can be tracked on a panic or alarm initiated transmission, accurate to within 2-5 meters, instantly available at the monitoring station through the use of GPS satellites. The system is also designed as a management tool that can archive the whereabouts of a vehicle or individual on an ongoing basis;

      "VideoBank DVR" is a fully integrated software program, which will record, store and playback full motion, high-resolution color images in the same fashion as a time-lapse VCR (videocassette recorder for security applications). The software will allow for remote viewing of video images stored in the VideoBank, as well as for the transmission of images over various types of communication mediums such as, standard telephone lines, ISDN, Cellular, T1, ADSL, and Satellite.


      The market for security products in general is very strong and is not periodic or cyclical in its growth patterns. Growth has averaged over 8% for the past 10 years. However, the GPS market has experienced enormous growth. In 1996 the overall GPS market was a $2 billion dollar industry. U.S. manufacturers own approximately 75% of the worldwide market share. The market size has almost quadrupled from 1993 when it stood at $510 million. Sales of GPS receivers are expected to reach $9.6 billion by the year 2000. The market for GPS over cellular is estimated at $8.5 billion by the year 2005.

      Demand is very strong and the VideoBank and GPS line of products are expected to be one of the first digital recording and transmission devices with GPS tracking capabilities to reach this fertile market. Recent breakthroughs, involving the introduction of "Wavelet" compression algorithms allowing for significantly faster transfer speeds, and proprietary correcting algorithms, will springboard the company into vertical markets that until now were not technologically viable. The ability to tap pent-up demand will allow for instant market penetration.

      The company has key strategic relationships with highly skilled engineering firms. The research and development carried out by these firms is a key strategy to gain and maintain market share. To stay ahead of the game, improved video compression techniques and increased functionality will continue to be developed. Our software engineering contractors are comprised of some of the leading experts in video compression algorithms and microprocessor based technology.

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

     The distribution rights granted under the Distributor Agreement were to expire in November, 2005, although that agreement provided for early termination in certain events. ASL notified the Company on October 4, 1996 that ASL had terminated the Distributor Agreement as a result of certain nonperformance by the Company. The Company permitted this termination to occur because, although ASL had been the Company's sole supplier of products: (1) the Company plans to meet its long-term product needs through internal production of new versions of the VideoBank products that the Company currently is developing and testing; (2) the Company believes that it has adequate inventory to meet expected customer demand for VideoBank products in the near future; and (3) the Company expects that it will have the ability to obtain additional product from ASL if necessary in the near term, although at higher prices. Consequently the Company believes that the termination of the Distributor Agreement will not have a material adverse effect on the Company's business or results of operations. The Company anticipates that its new versions of VideoBank products will be ready for market in the second quarter of 1997 and that they will offer improved functionality, better compatibility with the Windows-based graphical user interface environment, and the ability to work with a variety of video capture cards made by different manufacturers rather than solely with one proprietary card.


Manufacturing and Engineering Agreements

      Engineering and manufacturing of the Company's VideoBank software is being supplied by Enhanced Video Systems based in Vancouver, British Colombia which will provide the VideoBank software with great improvement in compression techniques, enhancing the products performance significantly. The Company anticipates that its new versions of VideoBank with the new compression algorithm will be ready for market in the first quarter of 1999 and that they will offer improved functionality, better compatibility with the Windows-based graphical user interface environment, and the ability to work with a variety of video capture cards made by different manufacturers rather than solely with one proprietary card.

      The GPS product line is currently being engineered and manufactured by Adastra, Inc. based in Montreal, Quebec pursuant to a subcontracting Agreement. The products are now ready for beta testing and it is anticipated that production units will be available by the first quarter of 1999.


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

      Although VideoBank and VideoBank Remote utilize computer hardware and other physical equipment, these systems are referred to herein as "software-based" systems because neither product requires the use of proprietary hardware. Instead, both products can operate on any computer hardware that meets the minimum system specifications: as noted above, the specification calls for a conventional personal computer with at least a 486-class central processing unit. Therefore, these systems can be sold either as a software package to be installed upon any computer system that meets the system specifications or as a "turn-key" hardware-software system. In contrast, to the Company's knowledge, most of its competitors in the marketplace for video surveillance security systems offer systems that are based on proprietary hardware or equipment. See "The Company--Competition."

      The VideoBank and VideoBank Remote systems are Windows-based and offer an icon-driven user interface. When installed on a computer that has 850 megabytes
(MB) of available internal hard disk drive storage space, VideoBank is capable of recording at least 24 hours of data at the rate of one high resolution color frame per second. In addition, if there is an alarm condition, the system is capable of recording 15 frames per second for a limited time span of approximately 16 minutes. This capacity is sufficient to provide high-resolution, multiple-frame motion video of several alarm conditions, each having duration of two or three minutes. In addition, the ability to transmit video images over a telephone line, rather than via coaxial or other specialized closed-circuit cable, makes the VideoBank Remote system easier to use and less expensive than traditional remote surveillance systems. In addition, improvements and upgrades to the VideoBank system can be made by implementing upgrades to the software itself, rather than upgrading the equipment itself. These software upgrades permit the addition of new functions such as Video Transmission, Image Downloading, Multi-Plexing and Video Motion Sensing.


New Versions of Products

      The Company is engaged in the development of new versions of the VideoBank and VideoBank Remote software-based video surveillance systems, and currently expects to have its first such product available for marketing and sale during the first quarter of 1999. The Company presently expects that such products will have most of the same capabilities and features as the VideoBank and VideoBank Remote Version 1 products currently have, as well as additional features and improved functionality, better compatibility with the Windows-based graphical user interface environment, and the ability to work with a variety of video capture cards made by different manufacturers.


Competition

      The VideoBank system is referred to as a "software based" system because the product does not require the use of proprietary hardware. In contrast, to the Company's knowledge, most of its competitors in the marketplace for video surveillance security offer products that are based on proprietary hardware or equipment. There are approximately 20 companies that manufacture video transmission systems for security applications. Though some competitors may have developed software products for use in video security and surveillance products, the existing competitive products are primarily hardware based. For example, Hymatom Industries of France has developed Memocom, a proprietary hardware system that records black and white images. In addition, Dedicated Micros, an English company, has developed a hardware solution that allows for the recording of video to a computer disk.

      To the Company's knowledge, none of its competitors have developed a software-based product with the capabilities of VideoBank. The Company also believes that it can offer its products for substantially lower prices than those of its competitors because of the system's non-proprietary hardware specification and the availability of the bundled hardware/software system incorporating equipment that the Company or the user can purchase at a volume discount.

GPS  "R2" Vehicle Safety System

      The R2 vehicle safety system has been designed to provide real-time warning and recording of an automotive and/or driver unsafe condition along with location, real-time recovery and two-way communication capabilities for a wide variety of applications. All the relevant date, together with position, time, date and real time velocity may be either automatically transmitted to one or more control centers located at various selected geographical locations, or stored in memory for eventual download and replay. Multiple control centers can be connected in a network with full information exchange capability.

      Precision in establishing position is obtained utilizing the information provided by the Navstar GPS (Global Positioning System) satellite system and a proprietary signal-processing algorithm to further enhance the precision.

      GPS provides world-wide coverage; it delivers latitude, longitude. The GPS system falls under the regulatory arm of the US military, the Department of Defense, and for national security purposes, the signal is purposely degraded to within 100 meters accuracy. To counter that problem, an error correcting algorithm developed by Paradigm's contractors improves GPS accuracy levels to within +2 to + 5 meters.

Geofencing

      The R2 can be programmed to operate within a certain perimeter or pre-programmed route. This will allow a user to report by exception for pre-determined alert criteria. For example an armored vehicle can have a set route. If the vehicle would be re-routed for any reason, the unit would report back its exact location.

      The R2 vehicle safety system CPU (central processing unit) processes the information provided by the sensors, provides an alert signal for unsafe conditions and transmits the relevant information to either a monitoring station or to a storage unit for later review. Using the R2 safety system hardware and software components, a virtually unlimited number of vehicles and individuals can be tracked simultaneously.

      Each remote unit is serialized with a unique identity code that is transmitted at the beginning of each message to provide the monitoring station the information to distinguish one mobile unit from another.

Optional Features

      R2 pilot projects, which are expected to be underway by the end of November 1998, are designed to be full featured, with the ability to carry out numerous tasks. This will help the companies testing the units to decide which features and functions are really necessary for their applications. The following outlines some of these features:

Driver Display

      A driver display unit will be able to provide the operator with feedback about any unsafe condition on a LCD display with an audio and visual warning. The driver display provides a warning to the driver for each of the following conditions:

a)  Excessive speed ("Speed");
b)  Excessive safety distance ("Safety Distance");
c)  Faulty brakes ("Brake Fail");
d)  Excessive temperature ("Overtemperature")'
e)  Seat-belts ("Seat Belts");  and
f)  Off route ("Route Error")

      The fixed, in-vehicle units can be equipped with a battery as an option for backup and a belt clip mounting cradle is available for a portable unit to allow personal use as well.

      Paradigm   will   also   market    communications   server   and   graphic
workstation/commercial software to consumer, industrial and governmental users.

      The R2 vehicle safety system product line currently provides the following additional applications:

Vehicle Theft Protection. Upon receipt of an alarm from a vehicle installed with the system, the monitoring station receives a signal that automatically displays the precise position and identification of the vehicle. This data is displayed on a computer-generated map of the area which is used by the monitoring personnel to advise the police, or the appropriate authority, of the exact vehicle position, direction of travel and approximate speed.

Personal Security. The R2 vehicle safety system incorporates a driver accessible panic button, which allows the driver to discreetly communicate an emergency message to the monitoring station in the event of a crisis. As a result, assistance can be summoned in a short period of time. The display mapping software allows the presentation of all the unsafe conditions superimposed on street or rural road maps, as appropriate. If the monitoring station receives an unsafe condition report, the position of the user is displayed on the relevant map. If the appropriate map is not currently displayed, a new window will be opened showing the correct map with the new user centered in the map window. If the user moves, the map display will automatically pan so that the user is always visible in the map window. In the event of an emergency, the monitoring station operator can access an unsafe condition and pop-up a window which displays from the database all of the information relation to that vehicle. The monitoring station operator can zoom in and out on the map to display more or less detail. In addition, the map window can be resized to show more or less area at the same detail level. Print and/or fast fax capabilities are provided.

Medical Emergency. The R2 vehicle safety system has the ability to report a drivers physical emergencies to the monitoring service so that immediate help can be sent to the driver of the vehicle.

Roadside Assistance. Less dramatic but equally important is the ability of summoning roadside assistance in the event of a mechanical breakdown.

Competing Products. Paradigm has reviewed published reports concerning competing products developed by companies such as Ford Motor Company, Rockwell International, ATX Research, Prince-Sky Tel AutoLink and General Motors. It appears from data collected on these products, that the systems are larger, less flexible and more expensive than Paradigm's products. Paradigm monitors the competitive products on a regular basis and is continuously being updated.

Personal Tracking - Portable Unit

      The R2 vehicle safety system is a system that has been designed with a powerful communications platform. This platform has the ability to monitor over 120 features, which will be available to consumers, industrial and governmental users on a custom basis. The add-on service area will provide the greatest potential for growth of the R2 vehicle safety system's product lines because it can be configured to the need of the user. The add-on services are covered in an appendix. As an example of these services, the R2 vehicle safety system has the platform to support a medical patient cardiovascular monitor for biomedical analysis.

      There is a vast market potentially available for this product. Between 2 and 3 million Americans have heart conditions, and 400,000 new cases are diagnosed each year. Heart failure causes more than 38,000 deaths a year and is a contributing factor in another 225,000 deaths. The death rate attributed to heart failure has doubled since 1968, in contrast to a greater than 50 percent decrease in coronary disease mortality during the same period. More people are living longer. People aged 65 and older represent the fastest growing segment of the population, and the risk of heart failure increases with age.

      The need for portability and the capability of supporting biomedical communication will make the R2 personal system's platform a powerful tool in saving lives.


GPS Patent and Licensing Rights

      Paradigm plans to be the first company to be licensed under a unique broad-based patent, which covers transmission of GPS coordinates via any cellular network. The patent which has been issued and upheld in the United States and Australia is pending in Canada and Japan. The patent is very significant since over 50 companies are currently using the technology covered under the patent.

      Paradigm has also entered into a joint venture with the patent holder as the exclusive worldwide licensing agent for the patent. Revenues will be generated by licensing existing companies presently infringing on the patent as well as those who are just entering the market.


Regulatory Matters

      To the Company's knowledge, there are no existing or probable government regulations that will have an effect upon the Company's business. Although end-users of surveillance equipment in Canada, and elsewhere, are required to give notice of the use of such equipment, there are no known absolute prohibitions either on the ownership or the use of surveillance equipment. The Company knows of no existing or probable government regulations that either do or may affect the Company's right to distribute, sell, manufacture, or otherwise deal with digital video surveillance security systems.


Employees

      There was only one full time employee, David Kerzner, at December 31, 1997. David Kerzner was paid a consulting fee. In addition to David Kerzner, there were two consultants at December 31, 1997, who were providing administrative and financial services to the Company. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has a positive relationship with its employees.

Major Suppliers and Customers

      The Company's major supplier is ADASTRA Technology, Inc., located in Montreal, Canada. The Company does not have any major customers.

Research and Development

      A significant amount of time and effort was placed on research and development at the Company's inception and such effort has continued throughout its existence.

ITEM 2. Description of Properties

      The Company's executive offices are located in 1,200 square feet of office space in Toronto, Ontario, Canada, which is leased by the Company on a monthly basis at a rental rate of $2000 (Canadian). The Company maintained an office in California pursuant to a lease which expired in February 1998. The leased space was used for technical support, distribution and marketing measured 1,560 square feet and the monthly rental rate was $1,482. The Company abandoned the lease when it closed the California office in September 1997. The Company also rented approximately 1000 square feet of office space in North York, Ontario on a monthly basis. The monthly rate for the office space and office services was $1,391. The Company vacated the North York office in November 1997. The Company believes that its facilities are adequate for its needs and that alternative or additional space will be available as required.

ITEM 3. Legal Proceedings

      As of December 31, 1997, the Company is not currently engaged in any legal proceedings and is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market For  Common  Equity  and  Related  Stockholder Matters

     On April 12, 1996, the Common Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board under the symbol "PRAV." Prior to that date, there was no public market for the Company's Common Stock. From the time of listing through December 31, 1997, the high bid price was $0.7500 and the low bid price was $0.0545. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from April 12, 1996 through December 31, 1997 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

Fiscal Year Ended December 31, 1996                 High Bid     Low Bid
-----------------------------------                 --------     -------
   Second Quarter Ended June 30, 1996
     (from April 12, 1996)                          $0.1845      $0.1562
   Third Quarter Ended September 30, 1996           $0.2915      $0.1710
   Fourth Quarter Ended December 31, 1996           $0.4375      $0.125

Fiscal Year Ended December 31, 1997
-----------------------------------
   First Quarter Ended March 31, 1997               $0.375       $0.125
   Second Quarter Ended June 30, 1997               $0.25        $0.0625
   Third Quarter Ended September 30, 1997           $0.40625     $0.125
   Fourth Quarter Ended December 31, 1997           $0.22        $0.11

      As of October 23, 1998, there were 56 holders of record of the Company's Common Stock. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to restrictions that may be imposed by the Company's lenders.

     The Company has undertaken the following unregistered sales of its Common Stock. On January 12, 1996, the Company issued 6,000,000 unregistered shares of its Common Stock to the participants in the Paradigm Advanced Technologies Joint Venture (the "Joint Venture") in exchange for all of the right, title and interest in the security and surveillance products business established by the Joint Venture. Certain of the Company's directors and officers were participants in the Joint Venture and as a result received shares of the Common Stock of the Company in the transaction. The Company's Chief Executive Officer, Jack Y. L. Lee received 1,875,000 shares (including 500,000 shares in trust), and the Company's President, David Kerzner received 2,337,500 shares. In addition, Lisa Kerzner, the wife of director Jacob Kerzner, received 412,500 shares of Common Stock in the transaction. Lastly, Sarah Casse, a holder of more than 5% of the Company's issued and outstanding Common Stock, received 1,375,000 shares of Common Stock in the transaction.

     All of the following sales were exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act of 1933 (the "1933 Act") and Regulation D promulgated by the Securities Exchange Commission (the "SEC") thereunder. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.

                        Person or Class               Total Cash
Date, Title of          of Persons       Number of      Price or
Securities Sold         to Whom Sold     Shares       Consideration
---------------         ---------------  ---------    --------------
January 12, 1996;       Paradigm          6,000,000      Assets and
Common Stock            Advanced                        liabilities
                        Technologies                      valued at
                        Joint Venture                       $56,145

February, 1996; Common  Private           3,000,000        $300,000
Stock                   Placement
                        Investors

February, March, April  Private           2,800,000        $700,000
and May, 1996; Common   Placement
Stock                   Investors

June through November,  Private           2,158,351        $647,500
1996; Common Stock      Placement
                        Investors

November, 1996; Common  PTI Financial       165,418         $49,625
Stock                   Corp.

March 12, 1997, Common  PTI Financial     1,316,676        $395,000
Stock                   Corp.

September 19, 1997,     Private             210,000         $52,500
Common Stock            Placement
                        Investors

December 19, 1997,      Private             300,000          $7,910
Common Stock            Placement
                        Investors

Note: The PTI issue on
March 12, 1997 was
conversion of a loan.


Item 6. Management's Discussion and Analysis or Plan of Operation

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

Liquidity and Capital Resources

      The Company had no cash on hand at December 31, 1997. In order to finance future operations, the Company needs to raise additional funds through the issue of additional shares and debt.

Plan of Operation

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996. The Company's efforts during its first twenty-four months have centered and will continue to center on the development and distribution of its Global Positioning Satellite tracking devices and VideoBank and VideoBank-Remote video surveillance products. The
Company has worked on developing and solidifying its manufacturer's representative network by entering into distribution or sales representation agreements with manufacturers and developers of software-based video surveillance systems, developing its advertising and promotional materials and customer database, and planning of a public relations campaign, and will continue to work on all of these activities. The Company currently plans to continue to use its existing marketing and distribution methods, but also is reviewing and evaluating these methods in order to determine whether better or more efficient practices may be available. The Company also will continue to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company will continue to concentrate particularly on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.

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

Three Months Ended December 31, 1997

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      Revenue for three months ended December 31, 1997 was ($486,499) which compares with $55,689 for the three months ended December 31, 1996. The negative sales for the fourth quarter of 1997 resulted from the reversal of the one time barter sale of $450,000 and other sales which proved to be irrecoverable.

      Gross profit for the three months ended December 31, 1997 reflects the write-off of all inventories on hand. As result of the closing of the office in California and changes in technology as well as the low sales level, management decided to write off these inventories as they were considered to have no realizable value.

      Selling, General and Administrative Expenses for the three months ended December 31, 1997 were $155,775 as compared to $413,206 for the three months ended December 31, 1996. This decrease is due to the closing of the California office in September 1997 and a reduction in staff due to the outsourcing of research and development activities.

      The net loss for the three months ended December 31, 1997 was $855,959 compared to $457,537 for the three months ended December 31, 1996. The losses are mainly attributable to the write off of irrecoverable receivables and inventories in the fourth quarter of 1997 and product development and start-up expenses incurred in the corresponding period for the prior year.

Year Ended December 31, 1997

      During the year ended December 31, 1997, the Company's sales totaled $47,468 as compared to $55,689 for the year ended December 31, 1996. Most of the sales are attributable to sale of VideoBank and individual hardware items. As a result of a shortage of funds, the Company closed its office in California in September 1997 and significantly reduced all its operations.

      The Company recorded a gross loss of $306,470 for the year ended December 31, 1997 as compared to gross profit of $7,806 for the year ended December 31, 1996. The gross loss is due to the write off of all inventories as they were considered to have no realizable value.

      The Company had a net loss of $1,512,215 for the year ended December 31, 1997 as compared to a loss of $1,435,387 for the year ended December 31, 1996. The losses are attributable to the write off of irrecoverable receivables and inventories in the fourth quarter of 1997 and product development, start-up expenses and marketing expenses incurred in 1996 and the first nine months of 1997. It is anticipated, however, that there will be a steady decline in losses in future quarters.

Subsequent Events

      In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary, North York Leasing Limited. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted a legal action against the legal firm that represented all the parties in the above transaction and that acted as escrow agent for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made for the issue of any additional shares to the vendors of these companies.

      The Company wrote off its investment in the above companies in March 1998, as there were insufficient funds to finance their operations, and the value of the investment had materially declined.

Item 7. Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-I.

Item 8.  Changes  In and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

None.

                           PART III

Item 9. Directors,  Executive Officers,  Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

      The directors and executive officers of the Company are listed on the following table. There are no other promoters or control persons:


       Name            Age            Position, Term in Office
       ----            ---            -------------------------

Jack Y. L. Lee        47              Chief    Executive     Officer,
                                      Secretary-Treasurer,        and
                                      Director     (all     positions
                                      January 12,  1996,  to December
                                      29, 1997)

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

     Jack Y. L. Lee: resigned as CEO, CFO and Secretary on December 29, 1997. Mr. Lee has served as the Chief Executive Officer, Treasury-Secretary and a director of the Company since its founding. Between 1987 and January 12, 1996, Mr. Lee served as President and as a syndicator for Syndicate Management Inc., which specializes in the syndication of real estate and other investments. In 1974, Mr. Lee qualified as a Charted Accountant while employed at Clarkson, Gordon, & Co., a major independent accounting firm which has subsequently merged into the accounting firm of Ernst & Young LLP.

     David Kerzner: Mr. Kerzner has served as the President and a director of the Company since its founding and will take over as CEO in January 1998 from Mr. Jack Lee who resigned on December 29, 1997. From 1990 to 1994, Mr. Kerzner was employed by ISTI Corporation/Intertec Security, most recently as President of ISTI Corporation and as the Marketing Manager of, and as a consultant to, Intertec Security. From 1987 to 1992, Mr. Kerzner was the owner and operator of Interactive Security Systems Inc., a full service electronic security company.

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

     Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 1997, or written representations that no Forms 5s were required, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the registrant's four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997:

                                                       Shares
                                   Annual              of Common
                                   compensation         Stock
Name and                          ------------         Underlying
principal position       Year    Salary    Bonus       options/SARS
------------------       ----    ------    -----       ------------

Jack Y. L. Lee           1997   $66,600      $0           0
Chief Executive          1996   $66,000      $0        1,875,000
Officer and
Secretary-Treasurer of
the Company

David Kerzner            1997   $100,000     $0           0
President                1996   $ 75,000     $0        3,187,500

Note:  Jack Lee
resigned as CEO, CFO
and Secretary on
December 29, 1997

Directors' Compensation

     The Company's policy is not to pay compensation to directors who are also employees of the Company for their service as directors. Non-employee directors do not presently receive compensation for their service as directors either. The Company will, however, reimburse directors a fixed amount for out-of-pocket expenses incurred for attendance at meetings.

Employment Contracts

      In  February  1996,  the  Company  entered  into  a  ten-year   consulting
agreement, with David Kerzner, President of the Company. The consulting agreement provided for a fee of $75,000 in 1997, but Mr. Kerzner was due
$100,000 total. The additional $25,000 was accrued at the end of 1997, therefore, the total consulting fee payable to Mr. Kerzner for 1997 was $100,000. Mr. Kerzner was paid a consulting fee and was not on the Company payroll. The consulting agreements may be terminated early by the Company in the event of the resignation, death or disability or other incapacity of Mr. Kerzner, as the case may be. The consulting agreements also contain provisions regarding confidentiality of information, ownership of inventions and patents, non-competition and non-solicitation. Mr. Kerzner is eligible to receive a bonus upon the approval of the Company's board of directors.

      The Company entered into an employment agreement with Mr. Jack Lee in February 1996, which was a consulting agreement in terms of which Mr. Lee was to be paid an annual fee of $66,600. Mr. Lee resigned as CEO, Secretary-Treasurer and director of the Company on December 29, 1997, There are no fees payable to Mr. Lee for any period subsequent to the date of his resignation.

      The Company entered into a consulting agreement dated January 12, 1996 with Sarah Casse. Ms. Casse serves as a marketing, business, and technological consultant to the Company. The agreement grants Ms. Casse the option to purchase up to 1,875,000 shares of the common stock of the Company as compensation for her services at the price of $0.05 per share.

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners and Management

      The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company by each director, executive officer, all five percent (5%) stockholders of the Company and all directors and officers as a group:



                                   Amount and
Name   and   Address   of          Nature of
Name and Address of                Beneficial      Percent
Beneficial Owner                   Owner (1)      of Class (2)
-------------------------          ----------     ------------

Jack Y. L. Lee
 28 Old Park Lane                  3,416,668(3)      18.88%
 Richmond Hill, Ontario L4B 2L4

David Kerzner, President
and CEO                            3,525,000(4)      18.24%
 663 Glencairn Avenue
 Toronto, Ontario M6B 1Z8

Jacob Kerzner, Director
 148 Faywood Blvd.                 562,500 (5)       3.37%
 Downsview, Ontario M3H 2W7

Sarah Casse
  63 Otter Crescent                3,350,000(6)      18.60%
  North York Ontario M5N 2W7

Mendel Raksin
  338 Crown Street                 3,333,360(7)      18.72%
  New York, NY 11225

All directors and
executive officers as a            7,504,168         34.35%
group (3 persons):

-----------------------
     (1) Under Securities and Exchange Commission rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is also deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days from the date hereof have been exercised.

     (2) Based on 16,140,445 shares of Common Stock issued and outstanding as of December 31, 1997.

     (3) Includes 1,958,334 shares of Common Stock issuable upon the exercise of presently exercisable stock options.

     (4) Includes 3,187,500 shares of Common Stock issuable upon the exercise of presently exercisable stock options.

     (5) Includes 562,500 shares of Common Stock issuable upon the exercise of presently exercisable stock options.

     (6) Includes 1,875,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options.

     (7) Includes 1,666,680 shares of Common Stock issuable upon the exercise of presently exercisable stock options.

Item 12.  Certain Relationships and Related Transactions

     On January 12, 1996, the Company issued 6,000,000 unregistered shares of its Common Stock to the participants in the Paradigm Advanced Technologies Joint Venture (the "Joint Venture") in exchange for all of the right, title and interest in the security and surveillance products business established by the Joint Venture. Certain of the Company's directors and officers were participants in the Joint Venture and as a result received shares of the Common Stock of the Company in the transaction. The Company's Chief Executive Officer, Jack Y. L. Lee received 1,875,000 shares (including 500,000 shares in trust), and the Company's President, David Kerzner received 2,337,500 shares. In addition, Lisa Kerzner, the wife of director Jacob Kerzner, received 412,500 shares of Common Stock in the transaction. Lastly, Sarah Casse, a holder of more than 5% of the Company's issued and outstanding Common Stock, received 1,375,000 shares of Common Stock in the transaction.

     In December 29, 1997, Mr. Jack Y. L. Lee resigned as Chief Executive Officer of the Company and was replaced by Mr. David Kerzner who was President. The Company has entered into a Consulting Agreement with David Kerzner under which he receives an annual salary of $100,000.

Item 13.  Exhibits List and Reports on Form 8-K

(a) Index to Financial Statements
    Report of Independent Auditors
    Financial Statements

    Balance  Sheets - December 31, 1997
    Statement of Income for the year ended  December  31, 1997
    (from  inception)  and the year  ended   December  31, 1996
    Statement of Changes in Shareholder's Equity for the Year Ended December 31, 1997
    Statement of Deficit for the Year Ended December 31, 1997 Statements of Cash Flows for the year ended December 31, 1997 Notes to Financial Statements

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

10.2*  Consulting   Agreement  with  Jack  Y.  L.  Lee,  dated
       February 1, 1996.

10.3*  Consulting Agreement with David Kerzner, dated February 1, 1996.

10.4* Consulting Agreement with Industry Marketing Service, dated January 1, 1996.

10.5*  Agreement with Sarah Casse, dated January 12, 1996.

24 Power of Attorney (included in the signature page to this report).

27     Financial Data Schedule.

---------------

   * Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement on Form 10-SB, as amended, filed with the SEC on August 1, 1996.



      (b)  No reports on Form 8-K were filed during the fiscal year 1997.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                          (A Development Stage Company)

                         INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----

Report of Independent Auditors . . . . . . . . . . .             F-2
Balance Sheet at December 31, 1996 and 1997 . . . .              F-3
Statement of Income for year ended December 31, 1997 . .         F-4
Statement of Deficit for the year ended December 31, 1997        F-5
Statement of Cash Flow for the year ended December 31, 1997. . . F-6 Statement of Changes in Shareholders Equity for the Year Ended
      December 31, 1997 . . . . . . . . . . . . . . . . . . . .  F-7
Notes to Financial Statements. . . . . . . . . . . . . . . . .   F-8

     BROMBERG & ASSOCIATE        1177 Finch Avenue West Suite 21
----------------------------          Downsview, Ontario M3J 2E9
     CHARTERED ACCOUNTANTS                Office: (416) 663-1974
                                            Fax:  (416) 630-1345





                                AUDITOR'S REPORT




TO THE SHAREHOLDERS OF
PARADIGM ADVANCED TECHNOLOGIES, INC.


      We have audited the balance sheet of Paradigm Advanced Technologies, Inc. as at December 31, 1997 and the statements of income, deficit, changes in shareholders' equity and changes in financial position for the period then ended. These audited financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on the audited financial statements based on our audit.

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

      In our opinion, these audited financial statements presents fairly, in all material respects, the financial position of the Corporation as at December 31, 1997 and the results of its operations and the changes in its financial position for the period then ended in accordance with generally accepted accounting principles.




                                  /s/ BROMBERG & ASSOCIATE

                                  CHARTERED ACCOUNTANTS
      DOWNSVIEW, ONTARIO
      August 14, 1998

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                          (A Development Stage Company)
                               Balance Sheet as at


                           December 31, 1997      December 31, 1996
                           -----------------      -----------------
ASSETS

CURRENT ASSETS
     Bank                            $0                $154,702
     Accounts Receivable             $0                $69,162
     Share Subscription
       Receivable                    $0                $202,500
     Inventories                     $0                $286,593
     MiscellaneousReceivable    $35,515                $19,915
                                -------                -------
                                $35,515                $732,872

LONG TERM:
Capital  Assets (Notes 1, 3)    $13,982                $49,000
                                -------                -------

TOTAL ASSETS                    $49,497                $781,872
                                =======                ========



LIABILITIES

CURRENT
     Bank Indebtedness               $139                   $0
     Accounts Payable            $422,008              $68,989
     Loans  Payable (Note 4)     $356,772              $395,000
                                 --------              --------

TOTAL LIABILITIES                $778,919              $463,989
                                 --------              --------




SHAREHOLDERS' EQUITY
Share Capital (Note 5)
Authorized 30,000,000 Common
Stock at $0.0001 par
   value per share
Issued and outstanding:
16,140,445 as of
   December 31, 1997
14,123,769 as of
   December 31, 1996          $2,218,180               $1,753,270
Deficit                      ($2,947,602)             ($1,435,387)
                              ----------               ----------
Total Shareholders' Equity     ($729,422)                $317,883
Total Liabilities &            ---------                 --------
   Shareholders' Equity          $49,497                 $781,872
                                 =======                 ========

                      PARADIGM ADVANCED TECHNOLOGIES, INC.


                          (A Development Stage Company)


                               Statement of Income


                      For the Year Ended December 31, 1997

                              1997           1996
                              ----           ----


REVENUES
Sales Revenue (Note 1)       $47,468        $55,689
                             -------        -------

Cost of Sales
Inventory - Beginning
  of Period                 $354,762             $0
Purchases                     ($824)       $402,645
                              ------       --------
                            $353,938       $402,645
Inventory
   - End of Period                $0       $354,762
                                  --       --------
Cost Of Sales               $353,938        $47,883
                            --------        -------
Gross Profit/(Loss)       ($306,470)         $7,806
                          ----------         ------


OPERATING EXPENSES:
Selling, General &
  Administrative          $1,109,064     $1,377,028
Research & Development       $48,909        $55,188
Depreciation and
  Amortization                $4,213        $10,977
Interest Expense             $12,500             $0
Capital  Assets  Written     $31,059             $0
 Off                         -------             --
TOTAL EXPENSES            $1,205,745     $1,443,193
                          ----------     ----------

NET (LOSS) FOR THE
  PERIOD                 ($1,512,215)   ($1,435,387)
                          ==========     ==========
Earnings Per Share            (0.10)         (0.15)
                              ======         ======
Average common shares
  outstanding during      15,355,914      9,505,170
  period                  ==========      =========

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                          (A Development Stage Company)
                              STATEMENT OF DEFICIT
                      For the Year Ended December 31, 1997


                                1997            1996
                                ----            ----
Deficit  -  Beginning  of
     the Period             ($1,435,387)         $0
Net Loss - Current Period   ($1,512,215)    ($1,435,387)
                            ------------    ------------
Deficit - End of Period     ($2,947,602)    ($1,435,387)
                            ============    ============

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW
                      For the Year Ended December 31, 1997

                               1997            1996
                               ----            ----
CASH FLOWS FROM
OPERATING ACTIVITIES
Net gain  (loss)  for the
  period                   ($1,512,215)    ($1,435,387)
Items  not  requiring  an
  outlay of Cash:
  Amortization  of  Fixed
    Assets                      $4,213        $10,977
  Capital  Assets Written
    Off                        $31,059             $0
Net Changes in non-cash
 working capital items
 related to operations:
Inventory                     $286,593      ($286,593)
Accounts Receivable            $69,162       ($69,162)
Miscellaneous Receivable      ($15,600)      ($19,915)
Share Subscriber Receivable   $202,500      ($202,500)
Accounts Payable              $353,019        $68,989
                              --------        -------
Total Cash Flow Used in
  Operations                 ($581,269)    ($1,933,591)
                              ========      ==========


CASH    FROM    FINANCING
ACTIVITIES
Loan Payable                 ($38,228)       $395,000
Proceeds of Common  Stock
  Issuance                    $464,910     $1,753,270
                              --------     ----------
Net Cash Used in
  Financing Activities        $426,682     $2,148,270
                              ========     ==========


CASH  USED  IN  INVESTING
ACTIVITIES
Acquisition of Fixed Assets     ($254)      ($59,977)
                                ------      ---------
Net Cash Used in
 Investing Activities           ($254)       (59,977)
                                ======       ========

NET  INCREASE  (DECREASE)
IN CASH FOR THE PERIOD      ($154,841)       $154,702
Cash - Beginning of period   $154,702             $0
                              --------       --------
Cash/(Bank  Indebtedness)
  - End of period               ($139)       $154,702
                                 =====        ========

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY


                      For the Year Ended December 31, 1997
                                Shares      Par Value     Additional
                                                        Paid-Up Capital
                             -------------------------------------------
Opening Balance - December      14,123,769       $1,412      $1,751,858
31, 1996

Issuance of Common Shares        1,316,676         $132        $394,868
on March 12, 1997 on the
Conversion of PTI Financial
Corp. Loan outstanding at a
rate of $0.30 per share

Issuance  of  Common  Shares       140,000          $14          $6,986
on  May 5,  1997  due to the
exercise  of  Stock  Options
at $0.05 per share

Issuance  of  Common  Shares       210,000          $21         $52,479
on   September    19,   1997
through First Liberty Mutual

Issuance  of  Common  Shares        50,000          $50          $2,450
on October  16,  1997 due to
the    Exercise   of   Stock
Options at $0.05 per share

Issuance  of  Common  Shares       300,000         $300          $7,610
on December 19, 1997               -------         ----          ------


Balance as at  December  31,    16,140,445       $1,929      $2,216,251
1997                            ==========       ======      ==========

                       PARADIGM ADVANCED TECHNOLOGIES INC.
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)CAPITAL ASSETS

         Capital Assets are recorded at cost less accumulated depreciation. Depreciation is provided using the Declining Balance basis at the following annual rate.

         Furniture and Fixtures - 20%.

      b)METHOD OF ACCOUNTING

         i) The Corporation maintains its books and prepares its financial statements using the accrual basis of accounting.

         ii) There are no material differences in the determination of Net Earnings and per share calculations between Canadian and U.S GAAP.

2.    INCORPORATION

      The Company was incorporated on January 12, 1996 in the state of Delaware and has elected a December 31 fiscal year end for accounting and tax purposes.

3.    CAPITAL ASSETS


                           Accumulated    Net Book     Net Book
               Cost 1997  Depreciation   Value 1997   Value 1996
               ---------      1997       ----------   ----------
                              ----

Furniture and
fixtures,
Dec. 31, 1997  $ 21,847    $  7,865      $ 13,982     $49,000

4.    LOANS PAYABLE

      Loans payable include loans amounting to $258,842 which are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%.

5.    STOCK OPTIONS AND WARRANTS

      a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at December 31,1997 are as follows:

                       PARADIGM ADVANCED TECHNOLOGIES INC.
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


Year Granted     Expiration Date  Price Range        No. of Shares
------------     ---------------  -----------        -------------

1996             January 2001     $0.05              7,933,334

1997             November 2000    $0.12              45,000

1997             November 2000    $0.125             125,000

1997             October 2000     $0.15              40,000

1997             November 2000    $0.20              50,000

1997             December 2000    $0.25              100,000

1997             December 2000    $0.40              200,000
---------------------------------------------------------------
                                  Total Stock
                                  Options
                                  Outstanding       8,493,334
                                                    ---------

      b) As at December 31, 1997, 3,607,111 warrants were issued, exercisable at a price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3 year period and expire in three years from the date of issue.

6.    SUBSEQUENT EVENT

      In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary, North York Leasing Limited. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted a legal action against the legal firm that represented all the parties in the above transaction and that acted as escrow agent for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made for the issue of any additional shares to the vendors of these companies.

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

                      PARADIGM ADVANCED TECHNOLOGIES, INC.


                     By: /s/ David Kerzner
                         ----------------------------------
                          David Kerzner
                          President, Chief Executive Officer
                          and Director

      Each person whose signature appears below hereby constitutes and appoints David Kerzner his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Signature                 Title                             Date
---------                 -----                             ----

/s/ David Kerzner         President, Chief Executive       November 4, 1998
-----------------         Officer (Principal Executive
David Kerzner             Officer) and Director


/s/ Selwyn Wener          Chief Financial Officer          November 4, 1998
----------------          (Principal Financial Officer)
Selwyn Wener

/s/ Jacob Kerzner          Director                        November 4, 1998
-----------------
Jacob Kerzner