Form 10QSB
period 1998-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 1998-11-16
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-QSB

      (Mark One)
      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended       September 30, 1998
      (  )Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ____________________ to__________________

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

                                N/A
                              -------
 (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____ No__X__

     As of November 13, 1998, the issuer had 29,852,662 shares of its common stock issued and outstanding.

      Traditional Small Business Disclosure Format (check one):
Yes _____ No __X__

                              PART I

                       FINANCIAL INFORMATION

Item 1.  Financial Statements

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                       INTERIM BALANCE SHEET
                            (UNAUDITED)

                                     (Unaudited)
                                     SEP 30,1998          DEC 31,1997
  ASSETS

  Current
  Cash at  Bank  and in trust            $36,551                   $0
  Miscellaneous Receivables              $24,196              $35,515
  Prepaids and deposits                 $155,331                   $0
                                         -------              -------
                                        $216,078              $35,515
  Long Term
  Capital Assets (Note 1, Note 4)        $11,885              $13,982
                                         -------              -------
  Total Assets                          $227,963              $49,497
                                        ========              =======

  LIABILITIES

  Current
  Bank Indebtedness                           $0                 $139
  Accounts payable                      $410,889             $422,008
  Loans payable  (Note 5)               $331,315             $356,772
                                        --------             --------
  Total Liabilities                     $742,204             $778,919
                                        ========             ========

        SHAREHOLDERS' EQUITY

  Share Capital (Notes 6,7 & 8)
  Authorized  30,000,000 Common       $3,600,303           $2,218,180
     Stock at  $0.0001 par value
  Issued and outstanding stock
     29,852,662 as of Sep 31, 1998
     16,140,445 as of Dec 31, 1997
  Deficit                            ($4,114,544)          ($2,947,602)
                                      -----------          ------------
  Total   Shareholders' Equity         ($514,241)            ($729,422)
                                      -----------             ---------
  Total Liabilities  &                  $227,963               $49,497
  Shareholders' Equity                ===========              ========

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                    INTERIM STATEMENT OF INCOME
                            (UNAUDITED)

                            For the Three Months    For the Nine Months
                             Ended September 30     Ended September 30
                           -----------------------------------------------
                              1998      1997         1998        1997
                              ----      ----         ----        ----
REVENUE
Sales   Revenue  (Note  1,   $23,465    $12,858     $23,465     $533,967
Note 3)                     -----------------------------------------------

Cost of Sales

Inventory-Beginning of Period     $0   $214,316          $0     $314,316
Purchases                         $0     $8,558          $0      $32,719
                           -----------------------------------------------
                                  $0   $222,874          $0     $347,035
Inventory-End of Period           $0   $214,316          $0     $214,316
                           -----------------------------------------------
Cost of Sales                     $0     $8,558          $0     $132,719

Gross Profit                 $23,465     $4,300     $23,465     $401,248
                           -----------------------------------------------

Operating Expenses
Selling,  General and        $83,524   $277,791    $243,060     $953,289
Administration
Research & Development            $0     $9,568          $0      $96,503
Interest Expense              $5,300         $0     $15,250           $0
Depreciation and amortization   $699     $2,571      $2,097       $7,712
                           -----------------------------------------------
Total Expenses               $89,523   $289,930    $260,407   $1,057,504
                           -----------------------------------------------

Net  Profit/(Loss) for the  ($66,058) ($285,630)  ($236,942)   ($656,256)
Period

Write  off  of  investment        $0         $0    $930,000           $0
in Subsidiary             -----------------------------------------------

Net Profit/(Loss) after
extraordinary item          ($66,058) ($285,630)  $1,166,942   ($656,256)
                           ===============================================

Earnings per Share - before
extraordinary item           (0.0023)   (0.0182)    (0.0101)     (0.0439)
                           ===============================================
Earnings per Share - after
extraordinary item           (0.0023)   (0.0182)    (0.0500)     (0.0439)
                           ===============================================

Average common shares
outstanding during period  29,139,619 15,685,445  23,346,816  14,957,107

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                       STATEMENT OF DEFICIT
                            (UNAUDITED)

                        For the Three Months    For the Nine Months
                         Ended September 30     Ended September 30
                        ----------------------------------------------
                           1998      1997         1998        1997
                           ----      ----         ----        ----

Deficit - Beginning of ($4,048,486)($1,806,012) ($2,947,602) ($1,435,386)
Period

Net Profit/(Deficit) -
Current Period            ($66,058)  ($285,630) ($1,166,942)   ($656,256)
                        -------------------------------------------------

Deficit - end of period ($4,114,544)($2,091,642)($4,114,544) ($2,091,642)
                        =================================================

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                  INTERIM STATEMENT OF CASH FLOW
                            (UNAUDITED)

                          For the Three Months    For the Nine Months
                           Ended September 30     Ended September 30
                             1998       1997        1998       1997
                             ----       ----        ----       ----
Cash  provided  by (used
in)Operations

Net Gain (loss) for the
  period                 $ ($66,058) $(285,630)  $(1,166,942)  $(656,256)
Items not requiring an
  outlay of cash
  Amortization of fixed
    assets                      699      2,571         2,097       7,712
  Write-off of Investment
    Subsidiary                    0          0       930,000           0
Net  changes in non-cash
  working capital items
  related to operations:
   Inventory                      0     (4,620)         0          72,277
   Accounts Receivable            0         99          0        (474,818)
   Miscellaneous Receivable   9,729     (3,833)       11,319       (5,157)
   Prepaids and Deposits   (155,331)         0      (155,331)           0
   Share Subscriber               0          0          0         202,500
     Receivable
   Accounts Payable         (52,463)   211,436       (11,119)     340,308
   Loans Payable            (15,000)  (370,161)      (25,457)    (154,336)
                         ------------------------------------------------

TOTAL CASH FLOW USED
IN OPERATIONS             ($278,424) ($450,138)    ($415,433)   ($667,770)

Cash From Financing Activities
Proceeds of Common
  Stock Issue               205,000    447,500     1,382,123      454,500
Less Write-off of
  Subsidiary                      0          0      (930,000)           0
                         ------------------------------------------------
TOTAL CASH FROM
FINANCING ACTIVITIES       205,000      447,500    452,123      454,500
Cash Used in Investing
Activities
Acquisition   of   fixed         0           (2)         0       (3,126)
assets
                         ------------------------------------------------

NET INCREASE (DECREASE)
IN CASH FOR THE PERIOD    ($73,424)     ($2,640)   $36,690    ($216,396)

Cash - beginning  of the
period                    $109,975     ($59,056)     ($139)    $154,700
                         ------------------------------------------------
Cash - end of the period   $36,551     ($61,696)   $36,551     ($61,696)
                         ================================================

               PARADIGM ADVANCED TECHNOLOGIES, INC.

                    NOTES TO INTERIM STATEMENT
              FOR THE PERIOD ENDED SEPTEMBER 30, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

      (a)  FINANCIAL STATEMENTS

      The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1998.

      These financial statements do not purport to contain disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the audited financial statements Paradigm Advanced Technologies, Inc. (the "Company") for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-KSB. The results for the six months ended September 30, 1998 are not necessarily indications of the results for the fiscal year ending December 31, 1998.

      The Company is a development stage company formed on January 12, 1996 and does not purport to contain complete disclosures in conformity with generally accepted accounting principles.

      (b)  CAPITAL ASSETS

      Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided using the declining balance basis at the following rate:

           Furniture and fixtures - 20%

      (c)  METHOD OF ACCOUNTING

      The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

2.    INCORPORATION

      The company was incorporated on January 12, 1996 in the State of Delaware and has elected a December 31 fiscal year end for book and tax purposes.

3.    REVENUE

      In the first quarter of 1997, the Company recorded a sale of software on the basis of a barter agreement with Primary Response in Toronto for $450,000 inclusive of a discount of 10%. The Company was unable to recover this amount and the sale was credited in the fourth quarter of the 1997 fiscal year.

4.    CAPITAL ASSETS

                                    Accumulated   Net Book  Net Book
                            Cost    Depreciation  Value     Value
                            ----
                            1998         1998     1998      1997
                            ----         ----     ----      ----
       Furniture and      $21,847     -$9,962    $11,885  $13,982
       Fixtures

5.    LOANS PAYABLE

      Loans payable include loans amounting to $243,842 which are secured by a pledge over all the assets and the Company. Interest is payable on these loans at a rate of prime plus 4%.

6.    SHARE CAPITAL

      On February 19, 1998, the Company issued 3,720,000 shares to the vendors of North York Leasing Inc. and HOJ Franchise Systems - see Note 8. On May 28, 1998 the Company issued 2,500,000 shares for net proceeds of $112,500. On July 16, 1998 the Company issued 4,100,000 shares for net proceeds of $205,000.

      During the First Quarter of 1998, Options at a price of $0.01 to $0.125 per Share were exercised resulting in the issuance of 852,217 Common shares. during the second quarter of 1998, Options at a price of $0.01 to $0.10 per Share were exercised resulting in the issuance of 2,535,000 shares.

7.    STOCK OPTIONS AND WARRANTS

      (a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at March 31, 1998 are as follows:

           Year Granted   Expiry Date     Price Range         No. of Shares
           ------------   -----------     -----------         -------------
               1996        Jan-01            $0.05            7,583,334
               1997        Nov-00            $0.12               45,000
               1997        Nov-00            $0.125             125,000
               1997        Oct-00            $0.15               40,000
               1997        Nov-00            $0.20               50,000
               1997        Dec-00         $0.25-$0.40           300,000
               1998        Mar-01         $0.05-$0.10         2,350,000
                                                              ---------

           TOTAL STOCK OPTIONS OUTSTANDING                   10,493,334
                                                             ==========

      (b) As at March 31, 1998, 3,607,111 warrants were issued, exercisable at a price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3-year period and expire in three years from the date of issue.

8.    PURCHASE OF 1280884 ONTARIO INC.

      (a) In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. The company issued 3,730,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted legal action against the legal firm that represented all the parties in the above transaction and acted as the escrow agent for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made for the issue of any additional shares to the vendors of these companies.

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

Three Months Ended September 30, 1998

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      The Company's recorded sales of $23,465 for the quarter ended September 30, 1998 as compared to sales of $12,858 for the three months ended September 30, 1997. The sales for the quarter ended September 30, 1998 is comprised of the sale of a part of the VideoBank software rights to a third party.

      Selling, General and Administrative Expenses for the three months ended September 30, 1998 were $83,524 as compared to $277,791 for the three months ended September 30, 1997. This decrease is due to the closing of the California office in September 1997 and a reduction in staff due to the outsourcing of research and development activities.

      The net  loss  before  extraordinary  items  for the  three  months  ended
September 30, 1998 was $66,058 compared to a loss of $285,630 for the three months ended September 30, 1997. The loss for 1998 is due to the lack of revenue as the Company was not able to sell any products during this period and accordingly was unable to recover any of its expenses. The loss for the three months ended September 30, 1998 was lower than the loss for the corresponding period for the prior year due to the Company having lower operating costs as a result of the closing of the California office in September 1997 and the outsourcing of research and development activities.

Nine Months Ended September 30, 1998

      The  Company  recorded  revenue  of  $23,465  for the  nine  months  ended
September  30, 1998 as compared to sales of $533,967  for the nine months  ended
September 30, 1997. The Company's only revenue for the nine months ended September 30, 1998 comprised the sale of a portion of the VideoBank software rights to a third party. Most of the sales for the prior year arose from a one time barter sale which was recorded in the first quarter of the 1997 fiscal year. The Company was unable to recover the proceeds of this sale and credited the sale in the fourth quarter of the 1997 fiscal year.

      Selling, General and Administrative Expenses for the nine months ended September 30, 1998 were $243,060 as compared to $83,524 for the nine months ended September 30, 1997. This decrease is due to the closing of the California office in September 1997 and a reduction in staff due to the outsourcing of research and development activities.

      The net loss before extraordinary items for the nine months ended September 30, 1998 was $236,942 as compared to a loss of $656,256 for the nine months ended September 30, 1997. The loss for 1998 is due to the lack of revenue, as the Company was not able to recover most of its expenses.

Liquidity and Capital Resources

      The Company had cash on hand and in trust of $36,551 at September 30, 1998. In order to finance future operations, the Company needs to raise additional funds through the issue of additional shares and debt.

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

Purchase of 1280884 Ontario Inc.

      In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted legal action against the legal firm that represented the other parties in the above transaction and that was the escrow agent for the above shares and is claiming that these shares be canceled and that damages be paid to the Company.

     The Company sold the above companies in June 1998 to an unrelated party for a nominal sum. Under the terms of the purchase agreement, the purchaser and the secured creditors of 1280884 Ontario Inc. and North York Leasing Inc. granted the Company a full release from all its commitments concerning 1280884 Ontario Inc. and North York Leasing Inc. The Company wrote off its investment in 1280884 Ontario Inc. and North York Leasing Inc. at the end of March 1998.

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

                              PARADIGM ADVANCED TECHNOLOGIES, INC.

Date: November 16, 1998

                               By:        /s/ David Kerzner
                                    --------------------------
                                    David Kerzner
                                    President and CEO

                               By:        /s/ Selwyn Wener
                                    --------------------------
                                    Selwyn Wener
                                    Chief Financial Officer