Form 10KSB
period 1998-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-02-11
CIK 1009781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)
     X        Annual report under Section 13 or 15(d) of the Securities Exchange
  -------
Act of 1934.  For the fiscal year ended December 31, 1998

                           OR

  ____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                       Commission File Number:  0-28836


                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                (Name of Small Business Issuer in Its Charter)

                        Delaware                            3-0692466
             (State or Other Jurisdiction of               IRS Employer
             Incorporation or Organization)             Identification No.)
               1 Concorde Gate, Suite 201
                     Toronto, Ontario
                      Canada M3C 3N6                          M3C 3N6
          (Address of Principal Executive Offices)          (Zip Code)


      Registrant's telephone number, including area code:  (416) 447-3235

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                               Name of Each Exchange
          Title of Each Class:                 on which Registered:
          -------------------                  -------------------
          Common Stock, par value                       None
            $0.0001 per share


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The issuer's revenues for its most recent fiscal year were $23,465.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 9, 2000, is 59,318,324.

     The number of shares outstanding of the Registrant's Common Stock, as of February 9, 2000 was 29,996,662 shares of Common Stock.

                                     PART I

ITEM 1. Description of Business

     Paradigm Advanced Technologies, Inc. (the "Company") is a development stage company incorporated in Delaware on January 12, 1996 that was formed to capitalize on the need for digital image and interactive GPS tracking technology in North America and abroad. The Company develops, markets, and distributes software-based digital video surveillance and GPS tracking systems that can be used for security or other purposes. The Company's products currently include VideoBank and Satcom IV, software-based video surveillance systems that permit the user to store video images on a computer disk drive rather than on conventional videotape, and VideoBank Remote, a similar software-based video surveillance system that permits the transmission of video images using ordinary telephone lines rather than coaxial or proprietary transmission lines. In addition the Company has been developing GPS tracking technology for personal tracking as well as for vehicular tracking purposes. The Company has entered into an agreement to be the exclusive licensing agent for a broad based patent which covers the process whereby GPS signals are transmitted over a cellular network to a base unit. The Company believes that these products represent improvements over existing video surveillance and GPS technology, not only in terms of ease of use of the products, but also in terms of the products' capabilities for recalling and manipulating video data, the ability to upgrade the systems without needing to replace hardware components, and the products' general independence from particular or proprietary hardware components. There are essentially three sources of revenue for the company which include the sale of GPS products, Licensing users of the GPS/CELLULAR technology under "the patent", and the sale of VideoBank products. On its date of incorporation, the Company acquired all of the right, title and interest in a security and surveillance products business established by Paradigm Advanced Technologies Joint Venture (the "Joint Venture"). The Joint Venture was dissolved on the same day.

     The specific GPS and digital image products presently being developed are as follows:

     "R-2" is a vehicle or personal security device that enables instant transmission of a location to a central monitoring station or personal computer via the Internet. A person's position can be tracked on a panic or alarm initiated transmission, accurate to within 10 meters, instantly available at the monitoring station through the use of GPS satellites. The system is also designed as a management tool that can archive the whereabouts of a vehicle or individual on an ongoing basis;

     "VideoBank DVR" and "Satcom IV" are fully integrated software programs, which will record, store and playback full motion, high-resolution color images in the same fashion as a time-lapse VCR (videocassette recorder for security applications). The software will allow for remote viewing of video images stored in the VideoBank and Satcom IV, as well as for the transmission of images over various types of communication mediums such as, standard telephone lines, ISDN, Cellular, T1, ADSL, and Satellite.

The market for security products in general is very strong and is not periodic or cyclical in its growth patterns. Growth has averaged over 8% for the past 10 years. However, the GPS market is expected to experience enormous growth. The Strategis Group of Washington, DC projects that revenues from location-based wireless consumer services are expected to rise more than 100-fold, from less than $30 million in 1999 to $3.9 billion by 2004.

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

Manufacturing and Engineering Agreements


     Engineering and manufacturing of the Company's VideoBank software is being enhanced by Satellite Advanced Technologies, Inc. based in Toronto, Ontario which will provide the VideoBank software with great improvement in compression techniques, enhancing the products performance significantly. The Company anticipates that its new versions of VideoBank with the new compression algorithm will be ready for market in the second quarter of 2000 and that they will offer improved functionality, better compatibility with the Windows-based graphical user interface environment, and the ability to work with a variety of video capture cards made by different manufacturers rather than solely with one proprietary card.

     The GPS product line is being engineered and manufactured by Adastra, Inc. based in Montreal, Quebec. The product requires further development in order to customize the system to certain vertical markets.

VideoBank and Satcom IV

     VideoBank and Satcom IV are software-based video surveillance systems. These systems differ from conventional, hardware-based video surveillance systems, which rely upon video cassette recorders (VCRs), in that the VideoBank system digitally records images, and stores them in and retrieves them from a computer's memory instead of a video cassette tape. These systems eliminate many of the problems associated with operating a VCR-based security system, such as storage and preservation of video cassette tapes and the possibility of mechanical failures and breakdowns of the VCR or other components of the system. It also introduces a measure of efficiency in installing improvements to the system, because improvements can be made simply by implementing upgrades to the software, instead of having to purchase and install new hardware components. At the same time, although additional image storage capacity can be added simply by augmenting the computer's memory, the software-based video surveillance system has the drawback of being highly dependent on low-cost, high-capacity removable data storage media. Based upon current trends in computer hardware pricing, however, the Company believes that such low-cost, removable data storage media (including, for example, optical data disks) will continue to become more widely available in the future.

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

     Although VideoBank, Satcom IV and VideoBank Remote utilize computer hardware and other physical equipment, these systems are referred to herein as "software-based" systems because neither product requires the use of proprietary hardware. Instead, both products can operate on any computer hardware that meets the minimum system specifications: as noted above, the specification calls for a conventional personal computer with at least a 486-class central processing unit. Therefore, these systems can be sold either as a software package to be installed upon any computer system that meets the system specifications or as a "turn-key" hardware-software system. In contrast, to the Company's knowledge, most of its competitors in the marketplace for video surveillance security systems offer systems that are based on proprietary hardware or equipment. See "The Company--Competition."

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

New Versions of Products

     The Company is engaged in the development of new versions of the VideoBank and VideoBank Remote software-based video surveillance systems, and currently expects to have such products available for marketing and sale during the second quarter of 2000. The Company presently expects that such products will have most of the same capabilities and features as the VideoBank and VideoBank Remote Version 1 products currently have, as well as additional features and improved functionality, better compatibility with the Windows-based graphical user interface environment, and the ability to work with a variety of video capture cards made by different manufacturers.

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

     GPS provides worldwide coverage; it delivers latitude, longitude. The GPS system falls under the regulatory arm of the US military, the Department of Defense, and for national security purposes, the signal is purposely degraded to within 100 meters accuracy. To counter that problem, an error-correcting algorithm developed by Paradigm's contractors improves GPS accuracy levels to within 10 meters.

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

Vehicle Theft Protection.  Upon receipt of an alarm from a vehicle installed
------------------------
with the system, the monitoring station receives a signal that automatically displays the precise position and identification of the vehicle. This data is displayed on a computer-generated map of the area which is used by the monitoring personnel to advise the police, or the appropriate authority, of the exact vehicle position, direction of travel and approximate speed.

Personal Security.  The R2 vehicle safety system incorporates a driver
-----------------
accessible panic button, which allows the driver to discreetly communicate an emergency message to the monitoring station in the event of a crisis. As a result, assistance can be summoned in a short period of time. The display mapping software allows the presentation of all the unsafe conditions superimposed on street or rural road maps, as appropriate. If the monitoring station receives an unsafe condition report, the position of the user is displayed on the relevant map. If the appropriate map is not currently displayed, a new window will be opened showing the correct map with the new user centered in the map window. If the user moves, the map display will automatically pan so that the user is always visible in the map window. In the event of an emergency, the monitoring station operator can access an unsafe condition and pop-up a window which displays from the database all of the information relation to that vehicle. The monitoring station operator can zoom in and out on the map to display more or less detail. In addition, the map window can be resized to show more or less area at the same detail level. Print and/or fast fax capabilities are provided.

Medical Emergency.  The R2 vehicle safety system has the ability to report a
-----------------
drivers physical emergencies to the monitoring service so that immediate help can be sent to the driver of the vehicle.

Roadside Assistance.  Less dramatic but equally important is the ability of
--------------------
summoning roadside assistance in the event of a mechanical breakdown.

Competing Products.  Paradigm has reviewed published reports concerning
------------------
competing products developed by companies such as Ford Motor Company, Rockwell International, ATX Research, Prince-Sky Tel AutoLink and General Motors. It appears from data collected on these products, that the systems are larger, less flexible and more expensive than Paradigm's products. Paradigm monitors the competitive products on a regular basis and is continuously being updated.

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

GPS Patent and Licensing Rights

     Paradigm became be the first company to be licensed under a unique broad-based patent, which covers transmission of GPS coordinates via any cellular network to a base unit. The Patent (US Patent # 5,043,736) was granted in 1991 and was reexamined in 1994 (Reexamination Certificate # B1 5,043,736). As a result of the reexamination the number of claims covered by the patent was increased from 4 to 6. The patent, which has been issued and upheld in the United States and Australia, is pending in Canada and Japan. The patent is very significant since it covers the basic process by which a location that is identified by use of GPS is transmitted over a cellular unit to a base unit or monitoring station.

     Paradigm has also entered into an agency agreement with the patent holder as the exclusive worldwide licensing agent for the patent. Revenues will be generated by licensing companies who are using or plan to use the process covered by the patent.

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

Employees

     There were only 3 full time employees at December 31, 1998. These employees were paid consulting fees. In addition to David Kerzner, there were two consultants at December 31, 1998, who were providing research and development and administrative services to the Company. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has a positive relationship with its employees.

Major Suppliers and Customers

     The Company's major suppliers are Satellite Advanced Technologies, Inc. of Toronto, Canada and ADASTRA Technology, Inc., located in Montreal, Canada. The Company does not have any major customers.

Research and Development

     A significant amount of time and effort was placed on research and development at the Company's inception. The Company uses contractors and third party companies to continue its research and development activities.

ITEM 2. Description of Properties

     The Company's executive offices are located in 1,200 square feet of office space in Toronto, Ontario, Canada, which is leased by the Company on a monthly basis at a rental rate of $2000 (Canadian). The Company believes that its facilities are adequate for its needs and that alternative or additional space will be available as required.


ITEM 3. Legal Proceedings

   Purchase of 1280884 Ontario Inc.

   In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted legal action against the legal firm who represented all the parties in the above transaction and who are the escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made in the financial statements for the issue of any additional shares to the vendors of these companies.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market For Common Equity and Related Stockholder Matters

    On April 12, 1996, the Common Stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board under the symbol "PRAV." Prior to that date, there was no public market for the Company's Common Stock. From the time of listing through December 31, 1998, the high bid price was $0.7500 and the low bid price was $0.045. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock from April 12, 1996 through December 31, 1998 (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

Fiscal Year Ended December 31, 1996                            High Bid  Low Bid
-----------------------------------                            --------  -------
   Second Quarter Ended June 30, 1996 (from April 12, 1996)    $ 0.1845  $0.1562
   Third Quarter Ended September 30, 1996                      $ 0.2915  $0.1710
   Fourth Quarter Ended December 31, 1996                      $ 0.4375  $ 0.125

Fiscal Year Ended December 31, 1997
-----------------------------------
   First Quarter Ended March 31, 1997                          $  0.375  $ 0.125
   Second Quarter Ended June 30, 1997                          $   0.25  $0.0625
   Third Quarter Ended September 30, 1997                      $0.40625  $ 0.125
   Fourth Quarter Ended December 31, 1997                      $   0.22  $  0.11

Fiscal Year Ended December 31, 1998
-----------------------------------
   First Quarter Ended March 31, 1998                          $   0.17  $ 0.065
   Second Quarter Ended June 30, 1998                          $   0.09  $  0.05
   Third Quarter Ended September 30, 1998                      $   0.09  $  0.14
   Fourth Quarter Ended December 31, 1998                      $   0.11  $ 0.045

     As of February 9, 2000, there were 57 holders of record of the Company's Common Stock. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to restrictions that may be imposed by the Company's lenders.

    The Company has undertaken the following unregistered sales of its Common Stock. On January 12, 1996, the Company issued 6,000,000 unregistered shares of its Common Stock to the participants in the Paradigm Advanced Technologies Joint Venture (the "Joint Venture") in exchange for all of the right, title and interest in the security and surveillance products business established by the Joint Venture. Certain of the Company's directors and officers were participants in the Joint Venture and as a result received shares of the Common Stock of the Company in the transaction. The Company's former Chief Executive Officer, Jack Y. L. Lee received 1,875,000 shares (including 500,000 shares in trust), and the Company's President, David Kerzner received 2,337,500 shares.
In addition, Lisa Kerzner, the wife of director Jacob Kerzner, received 412,500 shares of Common Stock in the transaction. All of the following sales were exempt from registration pursuant to Sections 3(b) and 4(2) of the Securities Act of 1933 (the "1933 Act") and Regulation D promulgated by the Securities Exchange Commission (the "SEC") thereunder. None of the following unregistered sales involved underwriters, and there were no underwriting discounts or commissions.


                                   Person or Class of Persons      Number of        Total Cash Price or
Date, Title of Securities Sold            to Whom Sold              Shares             Consideration
---------------------------------         ------------              ------             -------------
January 12, 1996; Common Stock     Paradigm Advanced                   6,000,000    Assets and liabilities
                                   Technologies Joint Venture                            valued at $56,145
February, 1996; Common Stock       Private Placement                   3,000,000                  $300,000
                                   Investors
February, March, April and May,    Private Placement                   2,800,000                  $700,000
 1996; Common Stock                Investors
June through November, 1996;       Private Placement                   2,158,351                  $647,500
 Common Stock                      Investors
November, 1996; Common Stock       PTI Financial Corp.                   165,418                  $ 49,625
March 12, 1997, Common Stock       PTI Financial Corp.                 1,316,676                  $395,000
September, December 1997; Common   Private Placement                     510,000                  $ 60,410
 Stock                             Investors
February 19, 1998; Common Stock    Vendors of 1280884                  3,720,000                  $930,000
                                   Ontario Inc.
April, May, June, July 1998:       Private Placement                   9,135,000                  $520,590
 Common Stock                      Investors
Note: The PTI issue on March 12,
 1997 was conversion of a loan.


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

Liquidity and Capital Resources

   The Company had cash on hand and in trust of $12,856 at December 31, 1998. In order to finance future operations, the Company needs to raise additional funds through the issue of additional shares and debt.
 .
Plan of Operation

   The Company's efforts continue to center on the development and distribution of its Global Positioning Satellite tracking devices and VideoBank and VideoBank-Remote video surveillance products. The Company has entered into an agreement to be the exclusive licensing agent for a broad based patent which covers the process whereby GPS signals are transmitted over a cellular network to a base unit. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company is working on developing and solidifying its manufacturer's representative network by entering into distribution or sales representation agreements with manufacturers and developers of software-based video surveillance systems and GPS tracking units. The Company is reviewing and evaluating its marketing and distribution methods in order to determine whether better or more efficient practices may be available. The Company also will continue to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company will continue to concentrate particularly on consolidating its distribution networks, cementing its client relationships, and establishing an image and brand-name recognition for the Company in the marketplace in which it competes.

   The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company's warehouse and production facility requirements are minimal. The Company may increase the number of its employees as it continues to grow and further solidifies and consolidates its distribution networks.

   The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock, patent licensing, the sale of new products and the assumption of additional debt.


Three Months Ended December 31, 1998

   The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

   The Company recorded no sales for the quarter ended December 31, 1998 as compared to sales of $(486,499) for the three months ended December 31, 1997. The negative sales for the fourth quarter of 1997 resulted from the reversal of a one time barter sale of $450,000 and other sales, which proved to be irrecoverable.

   Gross profit for the three months ended December 31, 1997 reflects the write-off of all inventories on hand. These inventories were written off as they were considered to have no realizable value.

   Selling, General and Administrative Expenses for the three months ended December 31, 1998 were $312,380 as compared to $155,755 for the three months ended December 31, 1997. This increase is due to compensation expenses recorded for the issue of stock options to consultants of the company.

   The net loss for the three months ended December 31, 1998 was $312,380 compared to $855,959 for the three months ended December 31, 1997. The higher loss for the three months ended December 31, 1997 is attributable to the write off of irrecoverable receivables and inventories in the fourth quarter of 1997.

Year Ended December 31, 1998

   The Company recorded revenue of $23,465 for the year ended September 30, 1998 as compared to sales of $47,468 for the year ended December 31, 1997. The Company's only revenue for the year ended December 31, 1998 comprised the sale of a portion of the VideoBank software rights to a third party. Most of the sales for the prior year were attributable to sale of VideoBank and individual hardware items.

   The Company recorded a gross profit of $23,465 for the year ended December 31, 1998 as compared to a gross loss of $306,470 for the year ended December 31, 1997. There were no costs expensed for the 1998 sale as all expenses incurred on the software had been written off in prior years. The gross loss in 1997 is due to the write off of all inventories as they were considered to have no realizable value.

   Selling, General and Administrative Expenses for the year ended December 31, 1998 were $538,429 as compared to $1,109,064 for the year ended December 31, 1997. This decrease is due to the closing of the California office in September 1997 and a reduction in staff due to the outsourcing of research and development activities.

  The Company had a net loss of $1,479,322 for the year ended December 31, 1998 as compared to a loss of $1,512,215 for the year ended December 31,1997. The loss for the 1998 fiscal year includes the non-cash write off of the investment in 1280884 Ontario Inc. of $930,000 - see note below. The Company reduced its operating expenses in 1998 and anticipates a decline in losses in future quarters.

Purchase of 1280884 Ontario Inc.

   In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted legal action against the legal firm who represented all the parties in the above transaction and who are the escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made in the financial statements for the issue of any additional shares to the vendors of these companies.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company are listed on the following table. There are no other promoters or control persons:

            Name                     Age                          Position, Term in Office
            ----                     ---                          ------------------------
David Kerzner                          39                      Chief Executive Officer, President, Secretary-Treasurer,
                                                               and Director (all positions January 12, 1996, to
                                                               present, except President since December 29, 1997 to
                                                               present)
Selwyn Wener                           49                      Chief Financial Officer (February 1, 1998, to present)
Jacob Kerzner                          42                      Director (January 12, 1996, to present)


The following is a brief description of the professional experience and background of the directors and executive officers of the Company.

    David Kerzner: Mr. Kerzner has served as the President and a director of the Company since its founding and took over as CEO in December 1997 from Mr. Jack Lee who resigned on December 29, 1997. From 1990 to 1994, Mr. Kerzner was employed by ISTI Corporation/Intertec Security, most recently as President of ISTI Corporation and as the Marketing Manager of, and as a consultant to, Intertec Security. From 1987 to 1992, Mr. Kerzner was the owner and operator of Interactive Security Systems Inc., a full service electronic security company.

     Selwyn Wener: Mr. Wener was appointed Executive Vice President and Chief Financial Officer of Paradigm on February 1, 1998. Mr. Wener has been the Principal of S&L Associates, a financial services and investor relations consulting firm since 1997. Mr. Wener was the Chief Financial Officer for SoftQuad International Inc., a public development company, from 1994 to 1997 and Chief Financial Officer and General Manager for Legacy Storage Systems Inc., a computer disk storage manufacturer and distributor from 1989 to 1993. Mr. Wener has a Chartered Accountant (CA) certification from South Africa where he was a partner in a medium sized firm of chartered accountants.



    Jacob Kerzner: Mr. Kerzner has served as the a director of the Company since its founding. Mr. Kerzner currently serves as the President and Chief Executive Officer of Nightingale Healthcare Inc., a privately owned hospital and nursing home staffing company founded by Mr. Kerzner in 1986. Mr. Kerzner is the brother of David Kerzner.

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

    Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 1998, or written representations that no Forms 5s were required, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation
Summary Compensation Table

    The following table sets forth the compensation earned by the Company's Chief Executive Officer and the registrant's four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998:


                                                                                        Shares of Common
                                                           Annual compensation               Stock
Name and                                           -----------------------------------     Underlying
principal position                         Year           Salary            Bonus         options/SARS
------------------                         ----           ------            -----        -------------
Jack Y. L. Lee                               1998         $0                 $0                  0
Former Chief Executive Officer and           1997         $66,600            $0                  0
 Secretary-Treasurer of the Company          1996         $66,000            $0                  1,875,000

David Kerzner                                1998         $75,000            $0                  0
President                                    1997         100,000            $0                  0
                                             1996         $75,000            $0                  $3,187,500

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

Employment Contracts

     In February 1996, the Company entered into a ten-year consulting agreement, with David Kerzner, President of the Company. The consulting agreement provided for a fee of $75,000 in

1997, but Mr. Kerzner was due $100,000 total. The additional $25,000 was accrued at the end of 1997, therefore, the total consulting fee payable to Mr. Kerzner for 1997 was $100,000. Mr. Kerzner was paid a consulting fee and was not on the Company payroll. The consulting agreement may be terminated early by the Company in the event of the resignation, death or disability or other incapacity of Mr. Kerzner, as the case may be. The consulting agreement also contains provisions regarding confidentiality of information, ownership of inventions and patents, non-competition and non-solicitation. Mr. Kerzner is eligible to receive a bonus upon the approval of the Company's board of directors.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of the outstanding Common Stock of the Company by each director, executive officer, all five percent (5%) stockholders of the Company and all directors and officers as a group:

                                                  Amount and Nature of             Percent
Name and Address of Beneficial Owner              Beneficial Owner (1)           of Class (2)
------------------------------------              --------------------           ------------
Jack Y. L. Lee
    28 Old Park Lane                                   3,416,668 (3)                  11.45%
    Richmond Hill, Ontario L4B 2L4
David Kerzner, President and CEO
    77 Dell Park Ave                                   3,525,000 (4)                  11.81%
    Toronto, Ontario M6B 2T9
Jacob Kerzner, Director
    148 Faywood Blvd.                                    562,500 (5)                    1.9%
    Downsview, Ontario M3H 2W7
Selwyn Wener, CFO                                      1,000,000 (6)                    3.3%
    34 Braeburn Drive
    Thornhill, Ontario L3T 4W6
Sarah Casse
    63 Otter Crescent                                  3,350,000 (7)                  11.22%
    North York Ontario M5N 2W7
C-Saw Investments                                      8,800,000 (8)                  29.48%
    80 Broad Street, 26th Floor
    New York, NY 11225
Mendel Raksin
    338 Crown Street                                   3,333,360 (9)                  11.17%
    New York, NY 11225
All directors and executive officers as a
 group (3 persons):                                       5,087,500                   17.04%

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

(2) Based on 29,852,662 shares of Common Stock issued and outstanding as of December 31, 1998.
(3) Includes 1,958,334 shares of Common Stock issuable upon the exercise of presently exercisable stock options.
(4) Includes 3,187,500 shares of Common Stock issuable upon the exercise of presently exercisable stock options.
(5) Includes 562,500 shares of Common Stock issuable upon the exercise of presently exercisable stock options.
(6) Includes 1,000,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options.

(7) Includes 1,875,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options.
(8) Includes 4,,400,000 shares of Common Stock issuable upon the exercise of presently exercisable stock warrants.
(9) Includes 1,666,680 shares of Common Stock issuable upon the exercise of presently exercisable stock warrants.

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

Item 13.  Exhibits, List and Reports on Form 8-K
     (a) Index to Financial Statements
         Report of Independent Auditors
         Financial Statements
               Balance Sheets - December 31, 1998
               Statement of Income for the year ended December 31, 1998 Statement of Changes in Shareholder's Equity for the Year Ended December 31, 1998
               Statement of Deficit for the Year Ended December 31, 1998 Statements of Cash Flows for the year ended December 31, 1998 Notes to Financial Statements

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

_______________

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

   (b) A Form 8-K was filed on April 1, 1998.

                      Paradigm Advanced Technologies, Inc.
                         INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Report of Independent Auditors..................................  F-2
Balance Sheet at December 31, 1997 and 1998.....................  F-3
Statement of Income for year ended December 31, 1998............  F-4
Statement of Deficit for the year ended December 31, 1998.......  F-5
Statement of Cash Flow for the year ended December 31, 1998.....  F-6
Statement of Changes in Shareholders Equity for the Year Ended
December 31, 1998...............................................  F-7
Notes to Financial Statements...................................  F-8

     Bromberg & Associate        1177 Finch Avenue West Suite 21
-------------------------------       Downsview, Ontario M3J 2E9
     CHARTERED ACCOUNTANTS                Office: (416) 663-1974
                                            Fax:  (416) 630-1345



                               AUDITOR'S  REPORT
                               -----------------

TO THE SHAREHOLDERS OF
PARADIGM ADVANCED TECHNOLOGIES, INC.


     We have audited the balance sheet of Paradigm Advanced Technologies, Inc. as at December 31, 1998 and the statements of income, deficit, changes in shareholders' equity and changes in financial position for the year then ended. These audited financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on the audited financial statements based on our audit.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses for the past two years and continues to have negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     In our opinion, these audited financial statements presents fairly, in all material respects, the financial position of the Corporation as at December 31, 1998 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.

                                 /s/ Bromberg & Associate

                                 CHARTERED ACCOUNTANTS
     DOWNSVIEW, ONTARIO
     January 26, 2000

                      Paradigm Advanced Technologies, Inc.
                         (A Development Stage Company)
                              Balance Sheet as at

                                                  December 31, 1998         December 31,1997
                                                  -----------------         ----------------
ASSETS

CURRENT ASSETS
     Bank                                              $ 12,856                  $     0
     Miscellaneous Receivable                          $  1,302                  $35,515
     Prepaids and deposits (Note 3)                    $155,075                  $     0
                                                       --------                  -------
                                                       $169,233                  $35,515

Long Term:
Capital Assets (Notes 1, 4)                            $ 11,185                  $13,982
                                                       --------                  -------

                                                       ========                  =======
TOTAL ASSETS                                           $180,418                  $49,497
                                                       ========                  =======

LIABILITIES

CURRENT
     Bank Indebtedness                                  $      0                 $    139
     Accounts Payable                                   $460,409                 $422,008
     Loans Payable (Note 5)                             $391,315                 $356,772
                                                        --------                 --------

                                                        --------                 --------
TOTAL LIABILITIES                                       $851,724                 $778,919
                                                        --------                 --------

SHAREHOLDERS' EQUITY
Share Capital (Notes 5, 7)
Authorized 30,000,000 Common
Stock at $0.0001 par value per share
The authorized Common Shares were
increased to 100,000,000 Common
Shares in February 1999
Issued and outstanding:
29,796,662 as of December 31, 1998
16,140,445 as of December 31, 1997                  $  3,755,618               $  2,218,180
Deficit                                              ($4,426,924)               ($2,947,602)
                                                    ------------               ------------
Total Shareholders' Equity                             ($671,306)                 ($729,422)
                                                    ------------               ------------
Total Liabilities & Shareholders'                   $    180,418               $     49,497
 Equity                                             ============               ============

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                         (A Development Stage Company)

                              Statement of Income

                      For the Year Ended December 31, 1998


                                                   1998                       1997
                                                   ----                       ----
REVENUES
 Sales Revenue                                   $23,465                     $47,468
                                                 -------                    --------

 Cost of Sales
Inventory - Beginning of Period                       $0                    $354,762
Purchases                                             $0                       ($824)
                                                      --                         ---
                                                      $0                    $353,938
Inventory - End of Period                             $0                          $0
                                                      --                          --
Cost Of Sales                                         $0                    $353,938
                                                      --                    --------
Gross Profit/(Loss)                                   $0                   ($306,470)
                                                      --                    --------


OPERATING EXPENSES:
Selling, General & Administrative               $538,429                  $1,109,064
Research & Development                           $10,712                     $48,909
Depreciation and Amortization                    $ 2,796                      $4,213
Interest Expense                                 $20,850                     $12,500
Capital Assets Written Off                            $0                     $31,059
Write-off Investment in Subsidiary
 (Note 7)                                       $930,000                          $0
                                                --------                          --

TOTAL EXPENSES                                $1,502,787                  $1,205,745
                                              ----------                  ----------

                                              ==========                 ($1,512,215)
NET (LOSS) FOR THE PERIOD                    ($1,479,322)                 ==========
                                             ===========
Earnings Per Share                                 (0.06)                      (0.10)
                                                    ====                        ====
Average common shares outstanding
 during period                                24,986,646                  15,355,914
                                              ==========                  ==========

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                              STATEMENT OF DEFICIT
                      For the Year Ended December 31, 1998

                                                 1998                        1997
                                                 ----                        ----
Deficit - Beginning of the Period             ($2,947,602)                ($1,435,387)
Net Loss - Current Period                     ($1,479,322)                ($1,512,215)
                                              -----------                 -----------
Deficit - End of Period                       ($4,426,924)                ($2,947,602)
                                              ===========                 ===========

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOW
                      For the Year Ended December 31, 1998

                                                        1998                       1997
                                                        ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the period                       ($1,479,322)               ($1,512,215)
Items not requiring an outlay of Cash:
  Amortization of Fixed Assets                      $      2,796               $      4,213
  Capital Assets Written Off                        $          0               $     31,059
  Write-off Investment in Subsidiary                $    930,000               $          0
Net Changes in non-cash working
 capital items related to operations:
Inventory                                           $          0               $    286,593
Accounts Receivable                                 $          0               $     69,162
Miscellaneous Receivable                            $     34,214                   ($15,600)
Prepaids and Deposits                                  ($155,075)              $    202,500
Accounts Payable                                    $     38,401               $    353,019
                                                    ------------               ------------
Total Cash Flow Used in Operations                     ($628,986)                 ($581,269)
                                                    ============               ============

CASH FROM FINANCING ACTIVITIES
Loan Payable                                        $     34,543                   ($38,228)
Proceeds of Common Stock Issuance                   $  1,537,438               $    464,910
                                                    ------------               ------------
Net Cash Used in Financing Activities               $  1,571,981               $    426,682
                                                    ============               ============
CASH USED IN INVESTING ACTIVITIES
Acquisition of Fixed Assets                         $          0                      ($254)
Write-off of Subsidiary                                ($930,000)              $          0
                                                    ------------               ------------
Net Cash Used in Investing Activities                  ($930,000)                     ($254)
                                                    ============               ============
NET INCREASE (DECREASE) IN CASH FOR
 THE PERIOD                                         $     12,995               $    154,841

Cash - Beginning of period                                 ($139)              $    154,702
                                                    ------------               ------------
Cash/(Bank Indebtedness) - End of                   $     12,856                      ($139)
 period                                             ============               ============

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY


                                                              For the Year Ended December 31, 1998

                                                   Shares              Par Value          Additional Paid-Up
                                                                                                Capital
                                          ---------------------------------------------------------------------
Opening Balance - December 31, 1997                   16,140,445                $1,614               $2,216,566

Issuance of Common Shares on January 7,                   75.000                $    8               $    9,367
 1998 due to the exercise of Stock Options
at $0.125 per share

Issuance of Common Shares on February 19,              3,720,000                $  372               $  929,628
 1998 due to the purchase of 1280884
 Ontario Inc. (Note 7)

Issuance of Common Shares on February 19,                582,217                $   58               $   57,415
 1998 due to the exercise of Stock
 Options at $0.05-$0.125 per share

Issuance of Common Shares on March 19,                   200,000                $   20               $   19,980
 1998 due to the Exercise of Stock
 Options at $0.10 per share

Issuance of Common Shares on April 22,                 1,000,000                $  100               $   99,900
 1998

Issuance of Common Shares on May 28, 1998              2,855,000                $  285               $  147,305

Issuance of Common Shares on June 8, 1998                180,000                $   18               $   17,982

Issuance of Common Shares on June 23, 1998             1,000,000                $  100               $   49,900

Issuance of Common Shares on July 16, 1998             4,100,000                $  410               $  204,590
                                                      ----------                ------               ----------

Balance as at December 31, 1998                       29,852,662                $2,985               $3,752,633
                                                      ==========                ======               ==========

                      Paradigm Advanced Technologies Inc.

                         Notes To Financial Statements
                      For the Year Ended December 31, 1998

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Corporation has incurred losses since its incorporation in 1996. The Corporation has funded its operations to date through the issue of shares and debt.

The Corporation plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. The Corporation has reduced its expenses and believes that it will be successful in its financing activities and that sufficient funding will be raised to finance the Corporations activities until the Corporation attains profitability.

CAPITAL ASSETS

Capital Assets are recorded at cost less accumulated depreciation. Depreciation is provided using the Declining Balance basis at the following annual rate.

Furniture and Fixtures - 20%.

METHOD OF ACCOUNTING

The Corporation maintains its books and prepares its financial statements using the accrual basis of accounting.

There are no material differences in the determination of Net Earnings and per share calculations between Canadian and U.S GAAP.

Note 2.  INCORPORATION

The Company was incorporated on January 12, 1996 in the state of Delaware and has elected a December 31 fiscal year end for accounting and tax purposes.

Note 3.  PREPAIDS AND DEPOSITS

Prepaids and Deposits include the amounts paid for the exclusive agency rights to a GPS patent. The cost of the agency rights will be amortized over the term of the agency agreement, which is due to commence in 1999.

Note 4.  CAPITAL ASSETS

                          COST           ACCUMULATED            NET BOOK       NET BOOK VALUE
                                         DEPRECIATION            VALUE              1997
                          1998               1998                 1998
FURNITURE
AND FIXTURES            $21,847            $10,662               $11,185           $13,982

                      Paradigm Advanced Technologies Inc.

                         Notes To Financial Statements
                      For the Year Ended December 31, 1998

Note 5.  LOANS PAYABLE

Loans payable include:

a) Loans amounting to $243,842, which are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%.

b) Convertible promissory notes of $60,000 which are due and payable on December 31, 1999 and are convertible into common shares at a rate of $0.05 per share. Interest is payable on these convertible promissory notes at a rate of 12.5% per annum.

Note 6.  STOCK OPTIONS AND WARRANTS

a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at December 31,1998, are as follows:

Year Granted        Expiry Date    Price Range  No. of Shares
1996               Jan 2001        $      0.05      7,583,334
1997               Nov 2000        $      0.12         45,000
1997               Nov 2000        $     0.125        125,000
1997               Oct  2000       $      0.15         40,000
1997               Nov 2000        $      0.20         50.000
1997               Dec 2000        $0.25-$0.40        300,000
1998               Mar 2001        $0.05-$0.10      2,350,000
                                                   ----------

TOTAL STOCK OPTIONS OUTSTANDING                    10,493,334
                                                   ==========

b) As at December 31,1998 3,607,111 warrants were issued, exercisable at a price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3-year period and expire in March 2000. An additional 6,707,000 warrants were issued during the year, exercisable at prices of $0.10-$0.25 per share for each warrant owned. These warrants are exercisable over a three-year period.

Note 7.  PURCHASE OF 1280884 ONTARIO INC.

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


                   PARADIGM ADVANCED TECHNOLOGIES, INC.


                   By:  /s/ David Kerzner
                      -------------------------------
                   David Kerzner
                   President, Chief Executive Officer
                   and Director

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


Signature                Title                                    Date
---------                -----                                    ----

/s/ David Kerzner        President, Chief Executive               February 10, 2000
----------------------   Officer (Principal Executive
    David Kerzner        Officer) and Director


/s/ Selwyn Wener         Chief Financial Officer                   February 10, 2000
----------------------   (Principal Financial Officer)
    Selwyn Wener

/s/ Jacob Kerzner        Director                                  February 10, 2000
----------------------
    Jacob Kerzner