Form 10QSB
period 1999-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-02-11
CIK 1009781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A-1

(Mark One)
(X) Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1999 ( )
                               ------------------
Transition report under Section 13 or 15(d) of the Exchange Act For the
transition period from                  to
                      ------------------  -------------------
                         Commission File Number: 028836
                      Paradigm Advanced Technologies, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)
            Delaware                                         33-0692466
   ---------------------------                            ----------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)
          1 Concorde Gate, Suite 201, Toronto, Ontario, M3C 3N6, CANADA
                    (Address of Principal Executive Offices)
                                 (416) 447-3235
                (Issuer's Telephone Number, Including Area Code)
                                      N/A
                                    -------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
    ------------     --------------

         As of February 10, 2000, the issuer had 29,996,662 shares of its common stock issued and outstanding.

         Traditional Small Business Disclosure Format (check one):

Yes       X       No
    ------------    -------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                              INTERIM BALANCE SHEET
                                   (UNAUDITED)

                                                      (Unaudited)
                                                      MAR 31,1999   DEC 31,1998
ASSETS

Current
Cash at Bank and in trust                            $    10,898    $    12,856
Miscellaneous Receivable                             $     1,342    $     1,302
Prepaids and deposits (Note 3)                       $   168,164    $   155,075
                                                     -----------    -----------
                                                     $   180,404    $   169,233
Long Term
Capital Assets (Note 1, Note 4)                      $    12,287    $    11,185

                                                     -----------    -----------
Total Assets                                         $   192,691    $   180,418
                                                     ===========    ===========


LIABILITIES

Current
Accounts payable                                     $   480,135    $   460,409
Loans payable (Note 5)                               $   541,179    $   391,315
                                                     -----------    -----------
Total  Liabilities                                   $ 1,021,314    $   851,724
                                                     -----------    -----------


SHAREHOLDERS' EQUITY

Share Capital (Notes 6,7 & 8)
Authorized 100,000,000 Common Stock at $0.0001       $ 3,755,618    $ 3,755,618
par value
Issued and outstanding stock
     29,796,662 as of Mar 31, 1999
     29,796,662 as of Dec 31, 1998
Deficit                                              ($4,584,241)   ($4,426,924)
                                                     -----------    -----------

Total Shareholders' Equity                           ($  828,623)   ($  671,306)
                                                     -----------    -----------

                                                     ===========    ===========
Total Liabilities & Shareholders' Equity             $   192,691    $   180,418
                                                     ===========    ===========

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                           INTERIM STATEMENT OF INCOME

                                   (Unaudited)

                                                    For the          For the
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------
REVENUE
Sales Revenue                                      $          0    $          0
                                                   ------------    ------------

Cost of Sales
                                                   ------------    ------------
Cost of Sales                                      $          0    $          0
                                                   ------------    ------------

Gross Profit                                       $          0    $          0
                                                   ------------    ------------
Operating Expenses
Selling, General and Administration                $    145,773    $     63,789
Research & Development                             $        956    $          0
Interest Expense                                   $      9,750    $      4,950
Depreciation and amortization                      $        838    $        699
Write-off Investment in Subsidiary (Note 7)        $          0    $    930,000
                                                   ------------    ------------
Total Expenses                                     $    157,317    ($   999,438)
                                                   ------------    ------------
Net Profit / (Loss) for the period                 ($   157,317)   ($   999,438)

Earnings per Share                                        (0.01)          (0.06)
                                                   ============    ============
Average common shares outstanding
during period                                        29,796,662      18,148,375

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                              STATEMENT OF DEFICIT
                                                    For the          For the
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------

Deficit - Beginning of the period                  ($ 4,426,924)   ($ 2,947,602)
Net Profit / (Deficit) - Current Period            ($   157,317)   ($   999,438)
                                                   ------------    ------------
Deficit - end of period                            ($ 4,584,241)   ($ 3,947,040)
                                                   ============    ============

                       PARADIGM ADVANCED TECHNOLOGIES INC.

                         INTERIM STATEMENT OF CASH FLOW

                                                    For the          For the
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------

Cash provided by (used in) operations
Net gain (loss) for the period                     $   (157,317)   ($   999,438)
Items not requiring an outlay of cash:
    Amortization of fixed assets                            838             699
    Write-off of Investment in Subsidiary                     0         930,000
Net changes in non-cash working capital items
related to operations
    Miscellaneous Receivable                                (40)            999
    Prepaids and Deposits                               (13,089)              0
    Accounts Payable                                     19,726           8,245
    Loans Payable                                       149,864          (6,566)
                                                   ------------    ------------
TOTAL CASH FLOW USED IN OPERATIONS                 ($        18)   ($    66,061)


Cash From Financing Activities
Proceeds of Common Stock Issuance                             0       1,018,547
                                                   ------------    ------------
TOTAL CASH FROM FINANCING ACTIVITIES               $          0    $  1,018,547

Cash Used In Investing Activities
Acquisition of fixed assets                              (1,940)              0
Write-off of Subsidiary                                       0        (930,000)
                                                   ------------    ------------
TOTAL CASH USED IN INVESTING ACTIVITIES            ($     1,940)   ($   930,000)

NET INCREASE (DECREASE) IN CASH
FOR THE PERIOD                                     ($     1,958)    $    22,486

Cash - beginning of the period                           12,856    ($       139)

                                                   ------------    ------------
Cash - end of the period                           $     10,898    $     22,347
                                                   ============    ============

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                       For the Period Ended March 31, 1999

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS

The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at March 31, 1999.

These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the audited financial statements of Paradigm Advanced Technologies, Inc. (the "Company") for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-KSB. The results for the three months ended March 31, 1999 are not necessarily indications of the results for the fiscal year ending December 31, 1999.

The Company is a development stage company formed on January 12, 1996 and does not purport to contain complete disclosures in conformity with generally accepted accounting principles.

GOING CONCERN

The Corporation has incurred losses since its incorporation in 1996. The Corporation has funded its operations to date through the issue of shares and debt.

The Corporation plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. The Corporation believes that it will be successful in its financing activities and that sufficient funding will be raised to finance the Corporations activities until the Corporation attains profitability.

CAPITAL ASSETS

Capital Assets are recorded at cost less accumulated depreciation. Depreciation is provided using the Declining Balance basis at the following annual rate.

Computer Equipment - 30% Furniture and Fixtures - 20%.

METHOD OF ACCOUNTING

The Corporation maintains its books and prepares its financial statements using the accrual basis of accounting.

There are no material differences in the determination of Net Earnings and per share calculations between Canadian and U.S GAAP.

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                       For the Period Ended March 31, 1999

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

Note 4.  CAPITAL ASSETS

                                 COST      ACCUMULATED     NET BOOK    NET BOOK
                                           DEPRECIATION     VALUE        VALUE
                                 1999          1999          1999        1998
FURNITURE
AND FIXTURES                   $23,787       $11,500       $12,287     $11,185


Note 5.  LOANS PAYABLE

Loans payable include:
a) Loans amounting to $243,842, which are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%. b) Convertible promissory notes of $205,000 which are due and payable on December 31, 1999 and are convertible into common shares at a rate of $0.05 per share.
I
Note 6.  STOCK OPTIONS AND WARRANTS

a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at March 31,1999, are as follows:

Year Granted                    Expiry Date      Price Range     No. of Shares
1996                            Jan 2001           $   0.05         7,583,334
1997                            Nov 2000           $   0.12            45,000

1997                             Nov 2000          $  0.125           125,000
1997                             Oct 2000          $   0.15            40,000

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                       For the Period Ended March 31, 1999

1997                             Nov 2000          $  0.20             50,000
1997                             Dec 2000          $ 0.25-$0.40       300,000
1998                             Mar 2001          $ 0.05-$0.10     2,350,000
1999                             Feb 2002          $ 0.05             575,000

TOTAL STOCK OPTIONS OUTSTANDING                                    11,068,334
                                                                   ==========

b) As at March 31,1999, 3,607,111 warrants were issued, exercisable at a price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3-year period and expire in March 2000. An additional 10,007,000 warrants were issued in 1998 and 1999, exercisable at prices of $0.10-$0.25 per share for each warrant owned. These warrants are exercisable over a three-year period and expire in 2001 to 2002.

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

Three Months Ended March 31, 1999

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      The Company recorded no sales for the quarters ended March 31, 1999 and March 31, 1998. The Company did not have the financial resources to complete the development of its VideoBank and GPS products and focussed its attention on the patent and license negotiations.

       Selling, General and Administrative Expenses for the three months ended March 31, 1999 were $145,773 as compared to $63,789 for the three months ended March 31, 1998. This increase is due to higher consulting expenses and costs related to the patent licensing agreements.

      The net loss for the three months ended March 31, 1999 was $157,317 compared to $69,438 (prior to write-off of investment in subsidiary of $930,000 --see below) for the three months ended March 31, 1998. The higher loss for the three months ended March 31, 1998 is attributable to the larger selling, general and administration expenses incurred.

 Liquidity and Capital Resources

      As of March 31, 1999, the Company had cash on hand and in trust in the amount of $10,898. In order to finance future operations, the Company needs to raise additional funds through the issue of additional shares and debt.

Plan of Operation

      The Company's efforts continue to center on the development and distribution of its Global Positioning Satellite tracking devices and VideoBank and VideoBank-Remote video surveillance products. The Company has entered into an agreement to be the exclusive licensing agent for a broad based patent which covers the process whereby GPS signals are transmitted over a cellular network to a base unit. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company is working on developing and solidifying its manufacturer's representative network by entering into distribution and sales representation agreements with manufacturers and developers of software-based video surveillance systems and GPS tracking units. The Company is continually reviewing and evaluating its marketing and distribution methods in order to determine whether better or more efficient practices may be available. The Company continues to concentrate on generating revenues from existing relationships with businesses that are already familiar with the Company's products and have expressed a willingness to buy. The Company is striving to consolidate its distribution networks, cement its client relationships, and establish an image and brand-name recognition for the Company in the marketplace in which it competes.

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

                                         PARADIGM ADVANCED TECHNOLOGIES, INC.

Date:    February 10, 2000

                                   By:   David Kerzner
                                         President and CEO

                                   By:   Selwyn Wener
                                         Chief Financial Officer