Form 10QSB
period 1999-06-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-02-11
CIK 1009781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



     (Mark One)
     (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        June 30, 1999
                                    ----------------------------

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

         1 Concorde Gate, Suite 201, Toronto, Ontario, M3C 3N6, CANADA
        -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (416) 447-3235
                               --------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
                                ---------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___________  No ____X___


     As of February 10, 2000 the issuer had 29,796,662 shares of its common stock issued and outstanding.

     Traditional Small Business Disclosure Format (check one):

Yes ___________  No ____X_____

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                              INTERIM BALANCE SHEET
                                   (UNAUDITED)



                                                    (Unaudited)
                                                    JUNE 30,1999                   DEC 31,1998
ASSETS

Current
Cash at Bank and in trust                                   $561                         $12,856
Miscellaneous Receivables                                 $1,342                          $1,302
Prepaids and Deposits (Note 3)                          $168,266                        $155,075
                                                  ---------------                ----------------
                                                        $170,169                        $169,223
Long Term:
Capital Assets        (Note1, Note4)                     $13,224                         $11,185

                                                  ---------------                ----------------
Total Assets                                            $183,393                        $180,418
                                                  ===============                ================

LIABILITIES

Current:
Accounts payable                                        $565,750                        $460,409
Loan payable                                            $541,179                        $391,315
                                                  ---------------                ----------------
Total  Liabilities                                    $1,106,929                        $851,724
                                                  ---------------                ----------------

               SHAREHOLDERS' EQUITY

Share Capital (Note 6, Note 7)
Authorized 100,000,000 Common Stock                   $3,755,618                      $3,755,618
     at $0.0001 par value
Issued and outstanding stock
     29,762,662 as of Jun 30, 1999
     29,762,662 as of Dec 31, 1998
Deficit                                              ($4,679,154)                   ($4,426,924)
                                                  ----------------               ----------------

Total Shareholders' Equity                            ($923,536)                      ($671,306)
                                                  ---------------                ----------------

Total Liabilities & Shareholder's  Equity               $183,393                        $180,418
                                                  ===============                ================

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                           INTERIM STATEMENT OF INCOME



                                                  For the Three months                         For the Six months
                                                  Ended June 30                                Ended June 30
                                                  ---------------------------------------------------------------------------
                                                                1999               1998             1999                 1998
                                                                ----               ----             ----                 ----
REVENUE
Sales Revenue                                                     $0                 $0                $0                   $0
                                                  -----------------------------------------------------------------------------

Cost of Sales
                                                  -----------------------------------------------------------------------------
Cost of Sales                                                     $0                 $0                $0                   $0
                                                  -----------------------------------------------------------------------------

Gross Profit                                                      $0                 $0                $0                   $0
                                                  -----------------------------------------------------------------------------


Operating Expenses
Selling, General and Administration                            $80,691           $95,747          $226,464            $159,536
Research & Development                                          $1,084               $0             $2,040                  $0
Interest Expense                                               $12,300            $5,000           $22,050               $9,950
Depreciation and amortization                                     $838              $699            $1,676               $1,398
Write-off Investment in Subsidiary (Note 7)                         $0                $0                $0             $930,000
                                                                   ---               ---               ---             --------
Total Expenses                                                 $94,913          $101,446          $252,230           $1,100,884
                                                               -------          --------          --------           ----------

Net Profit / (Loss) for the period                          ($94,913)          ($101,446)        ($252,230)        ($1,100,884)

Earnings per Share                                             (0.0032           (0.0045)         (0.0085)             (0.0540)
                                                          ======================================================================

Average common shares                                      29,796,662         22,631,673        29,796,662          20,402,409
outstanding during period


                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                              STATEMENT OF DEFICIT


                                                                    For the Three months            For the Six months
                                                                    Ended June 30                   Ended June 30
                                                              ---------------------------------------------------------------
                                                                         1999            1998           1999           1998
                                                                         ----            ----           ----           ----

Deficit - Beginning of the period                                ($4,584,241)    ($3,947,040)    ($4,426,924)   ($2,947,602)

Net Profit / (Deficit) - Current Period                             ($94,913)     ($101,446)       ($252,230)   ($1,100,884)

                                                              ---------------------------------------------------------------
Deficit - end of period                                          ($4,679,154)    ($4,048,486)    ($4,679,154)   ($4,048,486)
                                                              ===============================================================


                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                         INTERIM STATEMENT OF CASH FLOW


                                                                    For the Three months            For the Six months
                                                                    Ended June 30                   Ended June 30
                                                              ---------------------------------------------------------------
                                                                         1999            1998           1999           1998
                                                                         ----            ----           ----           ----
Cash provided by (used in) operations
Net gain (loss) for the period                                     $ (94,913)     $ (101,446)      $ (252,230)    $ (1,100,884)
Items not requiring an outlay of cash:
    Amortization of fixed assets                                          838             699            1,676          1,398
    Write-off of Investment in Subsidiary (Note 7)                          0               0                0        930,000
Net changes in non-cash working capital items
related to operations
     Miscellaneous Receivable                                               0             591             (40)          1,590
     Prepaids and Deposits                                              (102)               0         (13,191)              0
     Accounts Payable                                                  85,615          33,099          105,341         41,344
     Loans Payable                                                          0         (3,891)          149,864       (10,457)
                                                              ----------------------------------------------------------------
TOTAL CASH FLOW USED IN OPERATIONS                                   ($8,562)       ($70,948)         ($8,580)     ($137,009)


Cash From Financing Activities
Proceeds of Common Stock Issuance                                           0         158,576               0      1,177,123
                                                              ---------------------------------------------------------------
TOTAL CASH FROM FINANCING ACTIVITIES                                       $0        $158,576              $0     $1,177,123

Cash Used In Investing Activities
Acquisition of fixed assets                                           (1,775)               0         (3,715)              0
Write-off of Investment in Subsidiary                                       0               0               0      (930,000)
                                                              ---------------------------------------------------------------
TOTAL CASH USED IN INVESTING ACTIVITIES                              ($1,775)              $0        ($3,715)     ($930,000)

NET INCREASE (DECREASE) IN CASH
FOR THE PERIOD                                                      ($10,337)         $87,628       ($12,295)       $110,114

Cash - beginning of the period                                        $10,898         $22,347         $12,856         ($139)

                                                              ---------------------------------------------------------------
Cash - end of the period                                                 $561        $109,975            $561       $109,975
                                                              ---------------------------------------------------------------

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                       For the Period Ended June 30, 1999

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS

The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at June 30, 1999.

These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the audited financial statements of Paradigm Advanced Technologies, Inc. (the "Company") for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-KSB. The results for the three months ended June 30, 1999 are not necessarily indications of the results for the fiscal year ending December 31, 1999.

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

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                       For the Period Ended June 30, 1999


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

Note 4.  CAPITAL ASSETS


                           COST          ACCUMULATED         NET BOOK        NET BOOK VALUE
                                         DEPRECIATION        VALUE           1998
                           1999          1999                1999
FURNITURE
AND FIXTURES               $25,561       $12,337             $13,224         $11,185




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

a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at March 31,1999, are as follows:

Year Granted      Expiry Date      Price Range     No. of Shares
1996              Jan 2001         $0.05           7,583,334
1997              Nov 2000         $0.12              45,000
1997              Nov 2000         $0.125            125,000
1997              Oct  2000        $0.15              40,000

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                       For the Period Ended June 30, 1999




1997       Nov 2000         $0.20                 50.000
1997       Dec 2000         $0.25-$0.40          300,000
1998       Mar 2001         $0.05-$0.10        2,350,000
1999       Feb 2002         $0.05                575,000

TOTAL STOCK OPTIONS OUTSTANDING               11,068,334
                                              ----------

b) As at June 30, 1999, 3,607,111 warrants were issued, exercisable at a price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3-year period and expire in March 2000. An additional 10,007,000 warrants were issued in 1998 and 1999, exercisable at prices of $0.10-$0.25 per share for each warrant owned. These warrants are exercisable over a three-year period and expire in 2001 to 2002.

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

Three Months Ended June 30, 1999

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      The Company recorded no sales for the quarters ended June 30, 1999 and June 30, 1998. The Company did not have the financial resources to complete the development of its VideoBank and GPS products and focussed its attention on the patent and license negotiations.

       Selling, General and Administrative Expenses for the three months ended June 30, 1999 were $80,691 as compared to $95,747 for the three months ended June 30, 1998. The Company reduced its operating costs during the quarter.

      The net loss for the three months ended June 30, 1999 was $94,913 compared to $101,446 for the three months ended June 30, 1998. The reduced loss for the three months ended June 30, 1999 is attributable to the lower selling, general and administration expenses incurred, which helped offset the higher interest charges.

Six Months Ended June 30, 1999

      The Company recorded no sales for the six months ended June 30, 1999 and June 30, 1998. The Company used its limited resources to finalize the patent and license negotiations and to explore new initiatives in the video surveillance software business.

       Selling, General and Administrative Expenses for the six months ended June 30, 1999 were $226,464 as compared to $159,536 for the six months ended June 30, 1998. The Company incurred higher operating costs in the first quarter due to increased consultants fees and patent costs, but was able to reduce costs in the second quarter of the 1999 fiscal year.

      The net loss for the six months ended June 30, 1999 was $252,230 compared to $170,884 (prior to the write-off of the investment in subsidiary (see below)) for the six months ended June 30, 1998. The higher loss for the six months ended June 30, 1999 is attributable to the increased selling, general and administration expenses incurred in the first quarter and increased interest charges

 Liquidity and Capital Resources

      As of June 30, 1999, the Company had cash on hand and in trust in the amount of $561. In order to finance future operations, the Company needs to raise additional funds through the issue of additional shares and debt.

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

Date:    February  ___, 2000

                                            By:      /s/ David Kerzner
                                                     -----------------
                                                     David Kerzner
                                                     President and CEO



                                            By:      /s/ Selwyn Wener
                                                     -----------------
                                                     Selwyn Wener
                                                     Chief Financial Officer