Form 10QSB
period 1999-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-02-11
CIK 1009781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (Mark One)
         (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_______ No____X_____

         As of February 10, 2000 the issuer had 29,796,662 shares of its common stock issued and outstanding.

         Traditional Small Business Disclosure Format (check one):
Yes_______ No____X_____

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                              INTERIM BALANCE SHEET
                                   (UNAUDITED)



                                                       (Unaudited)
                                                       SEP 30,1999                    DEC 31,1998
ASSETS

Current
Cash at Bank and in trust                                 $5,133                         $12,856
Miscellaneous Receivables                                 $1,342                          $1,302
Prepaids and Deposits (Note 3)                          $168,426                        $155,075
                                                  ---------------                ----------------
                                                        $174,901                        $169,223
Long Term:
Capital Assets        (Note1, Note4)                     $12,386                         $11,185

                                                  ===============                ================
Total Assets                                            $187,287                        $180,418
                                                  ===============                ================

LIABILITIES

Current:
Accounts payable                                        $639,107                        $460,409
Loan payable                                            $552,179                        $391,315
                                                  ---------------                ----------------
Total  Liabilities                                    $1,191,286                        $851,724
                                                  ---------------                ----------------

               SHAREHOLDERS' EQUITY

Share Capital (Note 6, Note 7)
Authorized 100,000,000 Common Stock                   $3,755,618                      $3,755,618
     at $0.0001 par value
Issued and outstanding stock
     29,762,662 as of Sep 30, 1999
     29,762,662 as of Dec 31, 1998
Deficit                                             ($4,759,617)                    ($4,426,924)
                                                  ---------------                ----------------

Total Shareholders' Equity                          ($1,003,999)                      ($671,306)
                                                  ---------------                ----------------

Total Liabilities & Shareholder's  Equity               $187,287                        $180,418
                                                    =============                  ==============

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                           INTERIM STATEMENT OF INCOME



                                                  For the Three months                         For the Nine months
                                                  Ended September 30                           Ended September 30
                                                  ---------------------------------------------------------------------------
                                                                1999               1998             1999                 1998
                                                                ----               ----             -----                ----

REVENUE
Sales Revenue                                                     $0            $23,465                $0              $23,465
                                                  -----------------------------------------------------------------------------

Cost of Sales
                                                  -----------------------------------------------------------------------------
Cost of Sales                                                     $0                 $0                $0                   $0
                                                  -----------------------------------------------------------------------------

Gross Profit                                                      $0            $23,465                $0              $23,465
                                                  -----------------------------------------------------------------------------


Operating Expenses
Selling, General and Administration                           $66,800            $83,524          $293,264            $243,060
Research & Development                                             $0                 $0            $2,040                  $0
Interest Expense                                              $12,825             $5,300           $34,875             $15,250
Depreciation and amortization                                    $838               $699            $2,514              $2,097
Write-off Investment in Subsidiary (Note 7)                        $0                 $0                $0            $930,000
                                                                   --                ---               ---            --------
Total Expenses                                                $80,463            $89,523          $332,693          $1,190,407
                                                             --------            -------          --------          ----------

Net Profit / (Loss) for the period                           ($80,463)          ($66,058)        ($332,693)        ($1,166,942)

Earnings per Share                                            (0.0027)           (0.0023)          (0.0112)            (0.0500)
                                                          ======================================================================

Average common shares                                      29,796,662         29,139,619        29,796,662          23,346,816
outstanding during period


                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                              STATEMENT OF DEFICIT



                                                                    For the Three months            For the Nine months
                                                                    Ended September 30              Ended September 30
                                                              ---------------------------------------------------------------
                                                                         1999            1998           1999           1998
                                                                         ----            ----           -----          ----

Deficit - Beginning of the period                                ($4,679,154)    ($4,048,486)    ($4,426,924)   ($2,947,602)

Net Profit / (Deficit) - Current Period                             ($80,463)      ($66,058)       ($332,693)   ($1,166,942)

                                                              ---------------------------------------------------------------
Deficit - end of period                                          ($4,759,617)    ($4,114,544)    ($4,759,617)   ($4,114,544)
                                                              ===============================================================



                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                         INTERIM STATEMENT OF CASH FLOW



                                                                    For the Three months            For the Nine months
                                                                    Ended September 30              Ended September 30
                                                              ---------------------------------------------------------------
                                                                         1999            1998           1999           1998
                                                                         ----            ----           -----          ----

Cash provided by (used in) operations
Net gain (loss) for the period                                     $ (80,463)      $ (66,058)      $ (332,693)    $ (1,166,942)
Items not requiring an outlay of cash:
    Amortization of fixed assets                                          838             699            2,514          2,097
    Write-off of Investment in Subsidiary (Note 7)                          0               0                0        930,000
Net changes in non-cash working capital items
related to operations
     Miscellaneous Receivable                                               0           9,729             (40)         11,319
     Prepaids and Deposits                                              (160)       (155,331)         (13,351)      (155,331)
     Accounts Payable                                                  73,357        (52,463)          178,698       (11,119)
     Loans Payable                                                     11,000        (15,000)          160,864       (25,457)
                                                              ----------------------------------------------------------------
TOTAL CASH FLOW USED IN OPERATIONS                                     $4,572      ($278,424)         ($4,008)     ($415,433)


Cash From Financing Activities
Proceeds of Common Stock Issuance                                           0         205,000               0      1,382,123
                                                              ---------------------------------------------------------------
TOTAL CASH FROM FINANCING ACTIVITIES                                       $0        $205,000              $0     $1,382,123


Cash Used In Investing Activities
Acquisition of fixed assets                                                 0               0         (3,715)              0
Write-off of Investment in Subsidiary                                       0               0               0      (930,000)
                                                              ---------------------------------------------------------------
TOTAL CASH USED IN INVESTING ACTIVITIES                                    $0              $0        ($3,715)     ($930,000)

NET INCREASE (DECREASE) IN CASH
FOR THE PERIOD                                                         $4,572       ($73,424)        ($7,723)        $36,690

Cash - beginning of the period                                           $561        $109,975          12,856         ($139)

                                                              ---------------------------------------------------------------
Cash - end of the period                                               $5,133         $36,551          $5,133        $36,551
                                                              ---------------------------------------------------------------


                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                     For the Period Ended September 30, 1999

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS

The accompanying condensed financial statements are not audited for the interim period, but include all adjustments (consisting of only normal recurring accruals) which management considers necessary for the fair representation of results at September 30, 1999.

These financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the audited financial statements of Paradigm Advanced Technologies, Inc. (the "Company") for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-KSB. The results for the nine months ended September 30, 1999 are not necessarily indications of the results for the fiscal year ending December 31, 1999.

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

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                     For the Period Ended September 30, 1999


Note 2.  INCORPORATION

The Company was incorporated on January 12, 1996 in the state of Delaware and has elected a December 31 fiscal year end for accounting and tax purposes.

Note 3. PREPAIDS AND DEPOSITS

Prepaids and Deposits include the amounts paid for the exclusive agency rights to a GPS patent. The cost of the agency rights will be amortized over the term of the agency agreement, which is due to commence in the later part of 1999.

Note 4.  CAPITAL ASSETS

                   COST          ACCUMULATED     NET BOOK     NET BOOK VALUE
                                 DEPRECIATION    VALUE        1998
                   1999          1999            1999
FURNITURE
AND FIXTURES       $25,561       $13,175         $12,386      $11,185


Note 5.  LOANS PAYABLE

Loans payable include:
a) Loans amounting to $243,842, which are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%. b) Convertible promissory notes of $216,000 which are due and payable on December 31, 1999 and are convertible into common shares at a rate of $0.05 per share. I Note 6. STOCK OPTIONS AND WARRANTS

a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at September 30, 1999, are as follows:

Year Granted               Expiry Date      Price Range      No. of Shares
1996                       Jan 2001         $0.05            7,583,334
1997                       Nov 2000         $0.12               45,000

1997                       Nov 2000         $0.125             125,000
1997                       Oct  2000        $0.15               40,000



                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                     For the Period Ended September 30, 1999




1997             Nov 2000         $0.20                         50.000
1997             Dec 2000         $0.25-$0.40                  300,000
1998             Mar 2001         $0.05-$0.10                2,350,000
1999             Feb 2002         $0.05                     11,575,000

TOTAL STOCK OPTIONS OUTSTANDING                             22,068,334
                                                            ==========

b) As at June 30, 1999, 3,607,111 warrants were issued, exercisable at a price of $0.30 per share for each warrant owned. These warrants are exercisable over a 3-year period and expire in March 2000. An additional 10,407,000 warrants were issued in 1998 and 1999, exercisable at prices of $0.10-$0.25 per share for each warrant owned. These warrants are exercisable over a three-year period and expire in 2001 to 2002.

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

Three Months Ended September 30, 1999

      The Company is a development stage company with a limited history of operations. It was incorporated on January 12, 1996.

      Sales for the quarter ended September 30, 1998 comprised the sale of a portion of the VideoBank software rights to a third party. The Company recorded no sales for the quarter ended September 30, 1999 as the Company did not have the financial resources to complete the development of its VideoBank and GPS products and focussed its attention on the patent and license negotiations.

       Selling, General and Administrative Expenses for the three months ended September 30, 1999 were $66,800 as compared to $83,524 for the three months ended September 30, 1998. The Company continued to reduce operating costs during the quarter.

      The net loss for the three months ended September 30, 1999 was $80,463 compared to $66,058 for the three months ended September 30, 1998. Although total expenses for the three months ended September 30, 1998 were higher, the company was able to record a lower loss due to the VideoBank sale. There were no costs expensed for the sale, as all expenses incurred on the software had been written off in prior years.

Nine Months Ended September 30, 1999

      The Company recorded no sales for the nine months ended September 30, 1999 and $23,465 sales for the nine months ended September 30, 1998. The 1998 sale represents a one-time sale of a portion of the VideoBank software that the Company was no longer using. The Company concentrated its energies on patent and license negotiations during the nine months ended September 30, 1999 and also explored a number of new initiatives in the video surveillance software business.

       Selling, General and Administrative Expenses for the nine months ended September 30, 1999 were $293,264 as compared to $243,060 for the nine months ended September 30, 1998. The Company incurred higher operating costs in the first quarter due to increased consultants fees and patent costs, but was able to reduce costs in the second and third quarters of the 1999 fiscal year.

      The net loss for the nine months ended September 30, 1999 was $332,693 compared to $1,166,942 for the nine months ended September 30, 1998. The loss for the nine months ended September 30, 1998 includes a charge of $930,000 being the write-off of the investment in 1280884 Ontario Inc.- see below. Interest expense increased from $15,250 for the nine months ended September 30, 1998 to $34,875 for the nine months ended September 30, 1999 due to interest accrued on the convertible promissory notes. The Company was able to reduce operating expenses in the second and third quarters of the 1999 fiscal year.


 Liquidity and Capital Resources

      As of September 30, 1999, the Company had cash on hand and in trust in the amount of $5,133. In order to finance future operations, the Company needs to raise additional funds through the issue of additional shares and debt.

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

                                      Paradigm Advanced Technologies, Inc.

Date:    February  ___, 2000

                                        By:      /s/ David Kerzner
                                                 ----------------------------
                                                 David Kerzner
                                                 President and CEO



                                        By:      /s/ Selwyn Wener
                                                 ----------------------------
                                                 Selwyn Wener
                                                 Chief Financial Officer