Form 10KSB40
period 1999-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-04-17
CIK 1009781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)
 X        Annual report under Section 13 or 15(d) of the Securities Exchange
---       Act of 1934.  For the fiscal year ended December 31, 1999

                    OR

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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

     Yes  X    No ___
         ___

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer had no revenues for its most recent fiscal year.

     As of April 10, 2000, the aggregate market values of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $2.38 on April 10, 2000, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $120,516,125.

     As of April 10, 2000, there were 52,637,027 shares of the registrant's common stock outstanding.

                                    PART I

ITEM 1. Description of Business

     The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's results, performance and achievements in 2000 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Summary

     Paradigm Advanced Technologies, Inc. (the "Company") is a development stage company incorporated in Delaware on January 12, 1996 that was formed to capitalize on the demand for digital image and interactive global positioning system ("GPS") tracking technology in North America, South America, Europe and Asia.

     The Company is the exclusive licensing agent for a patent which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network.

     On March 29, 2000, the Company completed the acquisition of PowerLOC Technologies, Inc. ("PowerLOC") and Power Point Micro Systems Inc. ("Power Point"). PowerLOC is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Power Point is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. Since its incorporation in 1992, and in partnership with leading carriers and network equipment manufacturers, Power Point has designed and deployed more than 100 large-scale telecom and datacom networks in several countries. The aggregate purchase prices of these companies consisted of (1) $300,000, (2) 5,000,000 common shares and (3) an option to acquire an additional 4,166,666 common shares, which option is fully vested and exercisable for a three-year period.

     Prior to the acquisition of PowerLOC, the Company had been developing the "R-2" product for personal tracking as well as for vehicular tracking purposes. During 1999, the Company's efforts to develop the R-2 were limited by the Company's lack of capital resources. The "R-2" was too large and expensive for the consumer market and required additional research and development to make the product marketable. The miniature mobile-location GPS unit owned by PowerLOC represents a superior personal tracking device to the Company's "R-2". As a result of the PowerLOC acquisition, the Company has discontinued development of the "R-2".

     The Company had no revenues in 1999.

Background

     Precise determination of locations both on and above the earth's surface is a fundamental requirement in many applications. For example, position data is used for navigation on land, sea and air, and for tracking vehicles, cargo and individuals. GPS is a system of 27 orbiting Navstar satellites established and funded by the U.S. Government. On April 27, 1995, GPS was declared by the U.S. Air Force Space Command to have achieved full operational capability. GPS can complement or replace many other forms of electronic navigation and position data systems. GPS offers major advantages over prior technologies in terms of ease of use, precision, and accuracy, with worldwide coverage.

     GPS positioning is based on a triangulation technique that precisely measures distances from three or more Navstar satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver calculates distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver. The receiver then triangulates its position using its known distance from various satellites. Under normal circumstances, a current stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to within 100 meters, 24 hours a day. When a GPS receiver is coupled with a reference receiver with known precise position, accuracies of less than ten centimeters are possible.

     The usefulness of GPS is dependent upon the locations of the receiver and the GPS satellites that are above the horizon at any given time. The current deployment of 27 satellites permits three-dimensional worldwide coverage 24 hours a day. However, reception of GPS signals typically requires line-of-sight visibility between the Navstar satellites and the receiver, which can be blocked by buildings, hills and dense foliage. Generally, optimal signal reception requires that each satellite be above the horizon, and the receiver have a line of sight to at least three satellites in order to determine its location in two dimensions--latitude and longitude. The accuracy of GPS may also be limited by distortion of GPS signals from ionospheric and other atmospheric conditions, and intentional or inadvertent signal interference or Selective Availability ("SA"). Selective Availability, which is the largest component of GPS distortion, is controlled by the U.S. Department of Defense and is a currently activated, intentional system-wide degradation of stand-alone GPS accuracy from approximately 25 to 100 meters. Selective Availability may be implemented by the U.S. Department of Defense in order to deny hostile forces the highly accurate position, time and velocity information supplied by GPS. In certain military applications, classified devices are utilized to decode the SA degradation and return accuracies to their original levels.

     The Company uses client-server system architecture and proprietary mathematical algorithms to minimize traditional line-of-sight limitations on reception of GPS signals by increasing system sensitivity and computation accuracy and minimizing the effect of certain factors which cause location errors.

     The Company believes that the market for GPS technology is poised for significant growth. The FCC has required wireless carriers to implement emergency 911 service. Phase I of the FCC's E911 rules requires that a dialable number accompany each 911 call, which allows the Public Safety Answering Point
(PSAP) dispatcher to call back if the call is disconnected or to obtain additional information. It also gives the dispatcher the location at the cell site that received the call as a rough indication of the caller's location. Phase II of the FCC's wireless 911 rules allows the dispatcher to know more precisely where the caller is located, a capability called Automatic Location Identification or ALI. These rules, subject to certain conditions, are scheduled to be phased in between October 1, 2001 and December 31, 2004. The Company believes that these rules are likely to increase demand for its GPS technology.

Business Strategy

     The Company's primary objective is to become a leader in the Internet-enabled location commerce (L-commerce) industry. The key steps in achieving these objectives are as follows:

     .    License other parties using the process covered by the patent;
     . Develop PowerLOC product line, identify target markets for PowerLOC products and explore new product opportunities; and
     .    Pursue alliances with business partners.

Patent and Licensing Rights

     Paradigm was the first company to be licensed under a patent which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS positioning system and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The patent (US Patent # 5,043,736) was granted in 1991 and reexamined in 1994 (Reexamination Certificate # B1 5,043,736). As a result of the reexamination, the number of claims covered by the patent was increased from four to six. The patent has been issued in the United States and Australia and upheld in the U.S. The patent is pending in Canada and Japan.

     Paradigm has entered into an agency agreement with the patent holder as the exclusive worldwide licensing agent for the patent. The Company expects to generate revenues by licensing companies who are using or plan to use the process covered by the patent. The Company is currently negotiating with a number of prospective licensees.

PowerLOC Products

     The Company has completed the initial development of its core MML(TM) technology and has produced and tested a series of battery operated prototypes which implements its GPS, communications and mapping software which is the foundation of the iPL.client software which is described below. The MML module consists of a miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks.

     The PowerLOC system prototype locates targets with accuracy for providing detailed information about the user through the Internet almost instantaneously. In tests, this level of performance was duplicated even when closed inside a car glove compartment. The tests also demonstrated the power management features which allow for an effective battery operated system. PowerLOC's system solution consist of three components:

     .    iPL.mobile - the portable unit based on PowerLOC's MML technology,
     . iPL.tracker - a carrier grade server that acts as network controller, GPS location server, Internet gateway and billing system, and
     . iPL.client - a client's software-only solution that includes a fully-featured geographical information software (GIS) engine.

iPL.mobile

          PowerLoc uses GPS to pinpoint the location of the vehicle, appliance or person carrying the iPL mobile device. The Company is developing a personal locator which will be the size of a pager device which can be used for people who require continuous location monitoring. Personal locators will be modular, and will include three components: (1) GPS module, (2) Transceiver module, (3) Battery. The GPS module will include a chip-set whose main functions are to:

     .    execute systems and network management and control functions;
     .    receive GPS data, and to compute the exact location; and
     .    format the data and to interface with the wireless transceiver module.

     The Company intends to license its GPS module to manufacturers of cellular telephones, pagers and personal digital assistants. iPL.mobile's GPS electronics equipment will collect data from several satellites, and will use it to calculate its exact position, altitude and velocity. This data will then be transmitted from the wireless network to the iPL.tracker, a proprietary server which will process raw data received from up to 50,000 iPL.mobile units and will send the exact location and status of these mobile units to its dispatching centers or monitoring stations via the Internet.

iPL.client

     iPL.client will be a proprietary application that will be used in connection with mapping/GIS software to provide specific location information which will be transmittted by iPL.mobile or other GPS tracking devices.

Features of iPL.client will include:

     .    Audible alarms and warnings triggered by location changes;
     . Seamless integration with scheduling programs such as MS-Exchange(TM), MS-Outlook(TM), ACT(TM);
     .    Navigation planning; and
     .    Tracking history.

iPL.client software will be marketed and supported through the worldwide web. Potential customers will be able to download the software and maps using e-commerce tools.

iPL.tracker

     The tracker will be the system's main server. iPL.tracker will be sold to and installed at the wireless carrier site or, alternatively, at the site of the location service provider. iPL.tracker software will be designed to operate in any reliable, carrier grade, mid-range or server computer system. iPL.tracker's main tasks include:

     .    Computing the exact location of each mobile unit;
     .    Tracking up to 50,000 mobile units simultaneously;
     .    Managing the network; and
     .    Creating billing records.

Suspended Products

     During 1999, the Company decided to focus its development efforts on GPS and licensing the patent. As a result, the Company's video surveillance business was suspended. This business consists primarily of the VideoBank video surveillance software as well as the third party distribution of the Satcom IV system.

Business Combinations, Dispositions and Strategic Alliances

     The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any should be modified, or otherwise discontinued. The Company also considers and actively pursues strategic alliances with potential business partners.

     In January 2000, the Company announced that it had signed a letter of intent to enter into a strategic alliance with Pangea Petroleum Corporation. As part of this arrangement, the Company expects to issue to Pangea or its affiliates 7.5 million common shares and warrants covering an undetermined amount of shares in a newly created class of Paradigm stock. As consideration for these securities Pangea or its affiliates will (1) issue a warrant covering
12.5 million shares of Pangea common stock to the Company, (2) provide consulting and public relations services to the Company and (3) transfer to the Company a 50% interest in WorldLink USA, which is a development stage company wholly owned by Pangea that owns video streaming technology and a library of concerts previously broadcast over the Internet. Jacob International, an affiliate of Pangea, has a relationship with the Company pursuant to which it receives fees, including common shares, for certain management consulting services relating to corporate financing activities.

     During March 2000, the Company acquired all the outstanding capital stock of PowerLOC Technologies Inc., which is a GPS technology company based in Ontario, Canada. In connection with this business combination, the Company also acquired the telecommunications consulting business of Power Point Microsystems Inc. The aggregate purchase prices of these companies consisted of (1) $300,000,
(2) 5,000,000 common shares and (3) an option to acquire an additional 4,166,666 common shares, which option is fully vested and exercisable for a three-year period. The business combination will be accounted for using the purchase method of accounting.

     The Company sold 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. in June 1998 to an unrelated party for a nominal sum. The Company acquired all the shares of these companies in February 1998 at a cost of $930,000 plus an obligation to issue additional shares depending upon the Company's stock price. The Company has filed suit against the law firm that represented all of the parties in this transaction. See "Legal Proceedings." Under the terms of the purchase agreement, the purchaser and the secured creditors of 1280884 Ontario Inc. and North York Leasing Inc. granted the Company a full release from all of its commitments concerning 1280884 Ontario Inc. and North York Leasing Inc. The Company wrote off its investment in 1280884 Ontario Inc. and North York Leasing Inc. at the end of March 1998.

Manufacturing and Engineering Relationships

     The Company is currently interviewing engineering and manufacturing firms for its PowerLOC products. The Company acquired the MML technology from PowerLOC. The Company has entered into an agreement with HunterPro S.A, an engineering firm based in South America, to provide ongoing development and support of the MML technology.

Competition

     There are numerous companies offering location technologies, products and services. Most of these companies focus on the vehicle market. These include companies such as OnStar, a division of General Motors Corporation, @Track Communications, Inc. (fka HighwayMaster Communications, Inc.), ATX Technologies Inc., Trimble Navigation Limited, Rockwell International, and Qualcomm, Inc. In certain instances these companies provide additional services to the motorists, such as roadside and emergency operator assistance. Most of the current products use GPS receivers which are relatively large, heavy and require a significant amount of power. Some of these are susceptible to variances in the signal levels and do not perform well when there is no line of sight to the GPS satellites. The Company is focusing on the personal tracking market where a smaller unit is required.

     One of the Company's competitors has developed a system that is similar to the PowerLOC products and a process that is similar to the process covered by the patent. A system solution patent by Snaptrack, a company which was recently purchased by Qualcomm, consists of a distributed processing concept that uses a base station to communicate with the mobile GPS in order to generate a location readout.

Regulatory Matters

     To the Company's knowledge, there are no existing or probable government regulations that will have an effect upon the Company's business.

Employees

     The Company had 4 full time employees at December 31, 1999. In addition to David Kerzner, there were three employees at December 31, 1999, who were providing research and development and administrative services to the Company. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has a positive relationship with its employees.

Major Suppliers and Customers

     HunterPro S.A. of Uruguay is the Company's major supplier. The Company does not have any major customers.

ITEM 2.  Description of Properties

     The Company's executive offices are located in 1,200 square feet of office space in Toronto, Ontario, Canada, which is leased by the Company on a monthly basis at a rental rate of $1,000 (Canadian). The Company is currently hiring new employees and plans to move to larger office space in the near future. The Company plans on subcontracting manufacturing and parts of its development believes that it will be able to find suitable facilities when required.


ITEM 3. Legal Proceedings

     In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and was required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares was less than 25 cents, so that the total consideration was the equivalent of $930,000. The Company instituted legal action against the legal firm who represented all the parties in the above transaction and who is the escrow agent for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. In February and March 2000, the Company obtained a release from certain vendors of these companies who held 3,255,999 Common Shares. These vendors agreed to waive their rights to receive any additional shares in connection with this transaction. No provision has been made in the financial statements for the issuance of any additional shares to the vendors who own 464,001 Common Shares and who have not yet agreed to a release.

     In March 2000, the Company was named as the defendant in a lawsuit brought by Luigi Brun in Canada. The complaint seeks specific performance and monetary damages arising out of a dispute relating to an alleged obligation to issue common shares. The Company believes this claim is without merit and intends to vigorously defend the lawsuit. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will be forced to issue common shares or to estimate the amount or range of potential loss, if any.

     In March 2000, the Company was named as the defendant in a lawsuit brought by Pines International, Inc. in Canada. The complaint seeks specific performance and monetary damages arising out of a dispute relating to an alleged obligation to issue common shares. The Company believes this claim is without merit and intends to vigorously defend the lawsuit. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will be forced to issue common shares or to estimate the amount or range of potential loss, if any.


     In April 2000, the Company was named as the defendant in a lawsuit brought by Barrett Evans in the United States District Court, Central District of California. The complaint seeks specific performance, monetary damages and injunctive relief arising out of a dispute relating to the terms of a convertible promissory note. The Company believes this claim is without merit and intends to vigorously defend the lawsuit. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will be forced to issue common shares or to estimate the amount or range of potential loss, if any.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

     On April 12, 1996, the common stock of the Company was approved for trading on the NASDAQ-OTC Electronic Bulletin Board under the symbol "PRAV." Prior to that date, there was no public market for the Company's Common Stock. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock for each quarterly period indicated (as reported by NASDAQ), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

Fiscal Year Ended December 31, 1998.............    High Bid     Low Bid
                                                    --------     -------
   First Quarter................................      $0.172      $0.047
   Second Quarter...............................      $0.078      $0.031
   Third Quarter................................      $0.188      $0.047
   Fourth Quarter...............................      $0.141      $0.047

Fiscal Year Ended December 31, 1999
   First Quarter................................      $0.094      $0.047
   Second Quarter...............................      $0.063      $0.031
   Third Quarter................................      $0.063      $0.031
   Fourth Quarter...............................      $0.078      $0.016

     As of April 10, 2000, there were 116 holders of record of the Company's common stock. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its common stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to restrictions that may be imposed by the Company's lenders.

     During 1999, the Company issued convertible debentures having an aggregate principal amount of $166,000 to eight parties. These debentures were sold pursuant to an exemption from registration under the Securities Act of 1933. The debentures pay interest at the rate of 12.5% per annum and are convertible into common shares at the price of $.05 per share.

Item 6.  Management's Discussion and Analysis of Plan of Operation

     The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's results, performance and achievements in 2000 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Liquidity and Capital Resources

     The Company had cash on hand of $65 at December 31, 1999. Subsequent to the year end, the Company raised in excess of $1,500,000 through the price paid to exercise stock options and warrants and through the issuance of common shares. As of April 10, 2000, the Company had approximately $800,000 cash on hand. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt, although there can be no assurance that such financing will be available when needed or, if available, on terms that are favorable to the Company and its stockholders. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next six months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development activities.

Plan of Operation

     The Company is the exclusive licensing agent for a broad based patent which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company announced the signing of its first licensee in April 2000. As a result of the acquisition of PowerLOC Technologies Inc. and the projected growth in wireless location services, the Company is increasing its development activities relating to the miniature GPS tracking device. The Company plans to negotiate distribution or sales representation agreements with manufacturers and systems integrators to distribute these products and to hire a public relations and advertising firm.

     The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company plans to subcontract its manufacturing activities. The Company plans to hire additional technical, sales and administrative employees prior to December 2000.

Research and Development

     A significant amount of time and effort was placed on research and development since the Company's inception. The Company uses contractors and third party companies to continue its research and development activities. The Company plans to hire a number of engineers for its PowerLOC subsidiary, who will be responsible for part of the development and who will supervise the work done by the contractors and third party engineers.

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements that reflect the Company's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, reliance on one product line for revenue, and other factors discussed under "Risk Factors." Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

                                 RISK FACTORS

     The Company has limited capital resources making its ability to continue operations uncertain; independent auditors' report contains uncertainty paragraph

     The Company has experienced recurring losses from operations since its inception and has limited resources. The Company has historically relied upon equity and debt financings to fund its operations because its internally generated cash flows from operations have historically been, and continue to be, insufficient for its cash needs. Because of its limited resources, the viability of the Company is dependent upon its ability to quickly raise sufficient capital to meet its cash requirements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the accompanying Independent Auditors' Report states that the Company has incurred significant losses in the past and continues to have negative working capital and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company faces risks associated with dependence on intellectual property rights

     The Company's success is dependent to a significant degree on its intellectual property rights. Effective protection may not be available for these rights. Accordingly, although there can be no assurance that the patent will provide adequate protection for the process covered by the patent or that the license will permit the Company to fully execute its business plan.

     Any inability to adequately protect its rights under the patent could seriously harm the Company's business. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could negatively affect the Company's business.

     The arrangement with Pangea and World Link USA will dilute the ownership of the Company's existing stockholders and the anticipated benefits of the arrangement may not materialize.

     Based on the common shares outstanding as of April 10, 2000, the Company expects to issue approximately 12% of its common shares to Pangea. In connection with this arrangement, the Company also expects to issue warrants to Pangea and World Link USA which may be convertible into common shares of the Company. This arrangement will dilute the percentage ownership held by the Company's stockholders when compared to such ownership prior to the arrangement.

      The joint venture that would be formed as a result of this arrangement would compete in the Internet broadcasting business. This business involves rapidly changing technology and the Company's management team has limited experience in the Internet broadcasting field. The anticipated benefits of the Pangea arrangement may not materialize.

     The Company is a development stage company without any operating history

     The Company is a development stage company. Accordingly, we do not have any operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage, single-product technology companies like ours in a new and evolving market, such as GPS tracking technology. If we are unsuccessful in addressing these risks and uncertainties, our business will be seriously harmed.

     The PowerLOC suite of products and licensing fees will be the Company's primary source of revenue

     The Company has a limited number of products in development. Developing additional products would require a substantial investment of time and money. Therefore, the Company does not expect to be in a position to sell additional products in the foreseeable future. As a result, the Company's success is largely dependent on generating licensing revenue and successfully completing development of, and marketing the PowerLOC products. If the Company is not successful in generating licensing revenue or in marketing the PowerLOC products, the Company's business will be seriously harmed.

     The Company has incurred losses and may not be profitable in the future

     Since inception in January 1996, the Company has incurred net losses from research and development and operating costs. At December 31, 1999, the Company had an accumulated deficit of approximately $4.9 million. The Company expects to continue to incur significant research and development costs. In addition, as the PowerLOC products approach marketability, the Company expects to significantly increase its sales and marketing and general and administrative expenses. The Company's business strategies may not be successful and the Company may not be profitable in any future period. If the Company does become profitable, it is not certain that such performance could be sustained or increased on a quarterly or annual basis.

     The market in which the Company competes is highly competitive

     The Company believes that competition in the telecommunications industry in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on several factors, including:

     . the cost effectiveness, quality, price, service and market acceptance of the Company's products;
     . its response to the entry of new competitors or the introduction of new products by the Company's competitors;

     . its ability to keep pace with changing technology and customer requirements;
     .    the timely development or acquisition of new or enhanced products; and
     . the timing of new product introductions by the Company or its competitors.

     The Company believes that its primary competitors are OnStar, a division of General Motors Corporation, @Track Communications, Inc. (fka HighwayMaster Communications, Inc.), ATX Technologies Inc. and Trimble Navigation Limited Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. This competitive environment could result in significant price reductions or the loss of orders from potential customers which could seriously harm the Company's business.

     We may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts if we fail to obtain additional funding that may be required to satisfy our future capital expenditure needs

     We plan to continue to spend substantial funds to continue our research and development activities and to expand our sales and marketing efforts. Our future liquidity and capital requirements will depend upon numerous factors, including actions relating to the cost and timing of research and development and sales and marketing activities, the extent to which our PowerLOC products gain market acceptance and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts.

     The loss of, or interruption of supply from, key vendors could limit our ability to develop and distribute the PowerLOC products

     Upon the selection of manufacturing partners, the Company will be substantially dependent upon a limited number of suppliers for the manufacture of its PowerLOC products. The dependence upon these suppliers will subject the Company to risks associated with an interruption of supply if the Company is not able to find alternative sources on a timely basis. There can be no assurance that any delay, disruptions, or quality problems resulting from the use of such suppliers will not have a significantly negative effect on the Company's business.

     Future sales of our common stock in the public market could cause our stock price to fall

     If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of April 10, 2000, the Company has 52,637,027 outstanding shares of common stock, 27,171,674 outstanding options and 19,739,000 outstanding warrants. Except for (1) 27,160,932 shares of common stock (including 2,000,000 shares held by affiliates), and (2) all of the outstanding options and warrants, all of these securities are freely tradeable. The holders of a majority of the remaining securities will be entitled to have the resale of their shares registered under the Securities Act of 1933, and such shares are expected to become freely tradeable during the third quarter of this year.

     The Company may be unsuccessful in integrating acquired products and businesses. The Company is continuously evaluating alliances and external investments in technologies related to its business, and has already entered into certain strategic alliances and has formed strategic partnerships with GPS related technology companies. Acquisitions of companies, divisions of companies, or products and alliances and strategic investments entail numerous risks, including:

     . the potential inability to successfully integrate acquired operations and products or to realize anticipated synergies, economies of scale, or other value;
     .    diversion of management's attention;
     .    loss of key employees of acquired operations; and
     . inability to recover strategic investments in development stage entities.

Any such problems could seriously harm the Company's business. No assurances can be given that the Company will not incur problems from current or future alliances, acquisitions, or investments. Furthermore, there can be no assurance that the Company will realize value from any such strategic alliances, acquisitions, or investments.

Item 7.  Financial Statements

     The financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company are listed on the following table. There are no other promoters or control persons.

    Name               Age                     Position
    ----               ---                     --------
David Kerzner          39            Chief Executive Officer, President,
                                     Secretary-Treasurer, and Director
Selwyn Wener           49            Chief Financial Officer
Jacob Kerzner          42            Director


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


    Jacob Kerzner: Mr. Kerzner has served as a director of the Company since its inception. Mr. Kerzner currently serves as the President and Chief Executive Officer of Nightingale Healthcare Inc., a privately owned hospital and nursing home staffing company founded by Mr. Kerzner in 1986. Mr. Kerzner is the brother of David Kerzner.

Compliance with Section 16(a) of the Exchange Act

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

     Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 1999, or written representations that no Forms 5s were required, the Company believes that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the registrant's four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1999.

                                                                     Shares of
                                                                       Common
                                       Annual Compensation             Stock
Name and                           ---------------------------       Underlying
principal position                 Year      Salary      Bonus      options/SARS
------------------                 ----      ------      -----      ------------
David Kerzner                      1999     $100,000       $0       7,000,000
President
                                   1998     $ 75,000       $0       0

                                   1997     $100,000       $0       0



Directors' Compensation

     The Company's policy is not to pay compensation to directors who are also employees of the Company for their service as directors. Non-employee directors do not presently receive compensation for their service as directors either.

The Company will, however, reimburse directors a fixed amount for out-of-pocket expenses incurred for attendance at meetings.

Employment Contracts

     In February 1996, the Company entered into a ten-year consulting agreement, with David Kerzner, President of the Company. The consulting agreement provides for a fee of $100,000 per year. The consulting agreement may be terminated early by the Company in the event of the resignation, death or disability or other incapacity of Mr. Kerzner, as the case may be. The consulting agreement also contains provisions regarding confidentiality of information, ownership of inventions and patents, non-competition and non-solicitation. Mr. Kerzner is eligible to receive a bonus upon the approval of the Company's board of directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table provides information concerning beneficial ownership of the Company's Common Stock as of April 10, 2000 for:

     . each person or group that the Company knows own more than 5% of the outstanding common stock;
     .    the chief executive officer;
     .    each of the Company's directors; and
     .    all of the Company's directors and executive officers as a group.

     The following table lists the applicable percentage of beneficial ownership based on 52,637,027 shares of Common Stock outstanding as of April 10, 2000.

     Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and generally includes voting power and/or investment with respect to the securities held. The fourth column shows separately shares of common stock subject to options currently exercisable or exercisable within 60 days after April 10, 2000 by the directors and chief executive officer individually and all directors and executive officers as a group. These shares are included in the first column of the table below. Shares of common stock which may be acquired by exercise of stock options are deemed outstanding for purposes of computing the percentage beneficially owned by the persons holding such options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as otherwise noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                            Amount and Nature of     Percent    Shares Subject
Name and Address of Beneficial Owner          Beneficial Owner      of Class      to Options
------------------------------------          ----------------      --------      ----------
David Kerzner, President and CEO                 13,187,500            20.3%      12,187,500

Jacob Kerzner, Director                           2,562,500             4.7%       1,562,500

Selwyn Wener, Chief Financial Officer             5,000,000             8.7%       5,000,000

Jack Y. L. Lee                                    3,416,668             6.3%       1,675,000
    28 Old Park Lane
    Richmond Hill, Ontario L4B 2L4

Sarah Casse                                       3,350,000             6.0%       1,875,000

C-Saw Investments                                 8,800,000            15.5%       4,250,000
    80 Broad Street, 26th Floor
    New York, NY 11125

Rachelle Heller                                   4,983,336             9.1%       2,300,000
    333 Wilson Avenue
    Suite 400, Toronto, Ontario M3H 1T2

Watson & Associates                               5,775,000            10.5%       2,625,000
    6A-49 The Donway West
    Suite 1122, Toronto, Ontario M3C 2E8

All directors and executive officers as a
group (3 persons)                                20,750,000            29.1%      18,750,000


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

     In September 1999, the Company granted to Selwyn Wener, the Chief Financial Officer of the Company, an option to acquire 4,000,000 common shares at an exercise price of $0.05. The option vested immediately and is exercisable over a three-year period.

Item 13.  Exhibits, List and Reports on Form 8-K

     (a)  Index to Financial Statements
          Report of Independent Auditors
          Financial Statements
               Balance Sheets at December 31, 1998 and 1999
               Statement of Income for the years ended December 31, 1998 and
               1999

               Statements of Deficit for the years ended December 31, 1998 and 1999
               Statements of Cash Flows for the years ended December 31, 1998 and 1999
               Notes to Financial Statements

Exhibits

2.1* Agreement dated as of February 18, 2000 between Paradigm Advanced Technologies, Inc., Watson & Associates International Corp., Eduardo Guendelman and Harry Zarek relating to the purchase of PowerLOC Technologies Inc. in Trust.

3.1*   Certificate of Incorporation of the Company.

3.2*   By-Laws of the Company.

3.3    Certificate of Amendment to Certificate of Incorporation.

4.1 Form of Subscription Agreement relating to January, February and March 2000 private placements.

4.2 Form of Warrant relating to January, February and March 2000 private placements.

4.3    Form of Debenture relating to 1999 private placements.

10.1*  Consulting Agreement with David Kerzner, dated February 1, 1996.

10.2*  Paradigm Advanced Technologies, Inc. Stock Option Plan.

10.3 Agency Agreement dated as of June 10, 1998 by and between Eastern Investments, LLC and Paradigm Advanced Technologies, Inc. including Amendments dated as of October 10, 1998, November 6, 1998,
       January 15,1999, December 9, 1999 and February 9, 2000.

10.4 License Agreement dated as of June 10, 1998 by and between Eastern Investments, LLC and Paradigm Advanced Technologies, Inc. including Amendments dated as of October 10, 1998, November 6, 1998, January 15, 1999 and February 2, 2000.

10.5 Consulting Agreement with Jacob International, Inc. dated as of March 7, 2000.

23.1   Consent of Bromberg & Associate.

24.1   Power of Attorney (included in the signature page to this report).

27.1   Financial Data Schedule.

_______________

   * Previously filed with the SEC as an Exhibit to, and incorporated herein by reference from, the Company's Current Report on Form 8-K, filed with the SEC on April 14, 2000.

  ** Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement on Form 10-SB, as amended, filed with the SEC on August 1, 1996.

 *** Previously filed with the SEC as Exhibits to, and incorporated herein by reference from, the Company's Registration Statement on Form SB-2, as amended, filed with the SEC on December 31, 1996, as amended.

  (b)  There were no Reports on Form 8-K filed during the last quarter of 1999.

                     Paradigm Advanced Technologies, Inc.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Report of Independent Auditors....................................................... F-2
Balance Sheet at December 31, 1998 and 1999.......................................... F-3
Statements of Income for years ended December 31, 1998 and 1999...................... F-4
Statements of Deficit for the years ended December 31, 1998 and 1999................. F-5
Statements of Cash Flows for the years ended December 31, 1998 and 1999.............. F-6
Notes to Financial Statements........................................................ F-7

 Bromberg & Associate                           1183 Finch Avenue West Suite 305
----------------------                                Downsview, Ontario M3J 2G2
CHARTERED ACCOUNTANTS                                     Office: (416) 663-7521
                                                            Fax:  (416) 663-1546



                               AUDITORS'  REPORT
                               -----------------

TO THE SHAREHOLDERS OF
PARADIGM ADVANCED TECHNOLOGIES, INC.


     We have audited the balance sheet of Paradigm Advanced Technologies, Inc. as at December 31, 1998 and 1999 and the statements of income, deficit, changes in shareholders' equity and cash flows for the years then ended. These audited financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on the audited financial statements based on our audit.

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

     In our opinion, these audited financial statements presents fairly, in all material respects, the financial position of the Corporation as at December 31, 1998 and 1999 and the results of its operations and the cash flows for the year then ended in accordance with generally accepted accounting principles.

                                       /s/ Bromberg & Associate

                                       CHARTERED ACCOUNTANTS
     DOWNSVIEW, ONTARIO
     April 11, 2000

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                             Balance Sheets as at

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------
ASSETS

CURRENT ASSETS
     Bank                                  $         65          $     12,856
     Miscellaneous Receivable              $      6,321          $      1,302
     Prepaids and deposits (Note 3)        $    175,271          $    155,075
                                           ------------          ------------
                                           $    181,657          $    169,233

LONG-TERM ASSETS
Capital Assets (Notes 1, 4)                $      6,730          $     11,185
                                           ------------          ------------

TOTAL ASSETS                               $    188,387          $    180,418
                                           ============          ============


LIABILITIES

CURRENT LIABILITIES
     Accounts Payable                      $    768,509          $    460,409
     Loans Payable (Note 5)                $    552,504          $    391,315
                                           ------------          ------------

TOTAL LIABILITIES                          $  1,321,013          $    851,724
                                           ------------          ------------


SHAREHOLDERS' EQUITY
Share Capital (Notes 5, 7)
Authorized 100,000,000 Common
Stock at $0.0001 par value per share
The authorized Common Shares were
   increased to 100,000,000 Common
   Shares in February 1999
Issued and outstanding:
29,996,662 as of December 31, 1999
29,796,662 as of December 31, 1998         $  3,765,618          $  3,755,618
Deficit                                    $ (4,898,244)         $ (4,426,924)
                                           ------------          ------------
Total Shareholders' Equity                 $ (1,132,626)         $   (671,306)
                                           ------------          ------------
Total Liabilities & Shareholders'          $    188,387          $    180,418
   Equity                                  ============          ============

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                             Statements of Income

                       For the Years Ended December 31,


                                                  1999             1998
                                                  ----             ----

REVENUES
Sales Revenue                                  $         0      $     23,465
Cost of Sales                                  $         0      $          0
                                               -----------      ------------
Gross Profit                                   $         0      $     23,465
                                               -----------      ------------


OPERATING EXPENSES:
Selling, General & Administrative              $   408,124      $    538,429
Research & Development                         $    11,820      $     10,712
Depreciation and Amortization                  $     3,351      $      2,796
Interest Expense                               $    48,025      $     20,850
Write-off Investment in Subsidiary (Note 7)    $         0      $    930,000
                                               -----------      ------------
TOTAL EXPENSES                                 $   471,320      $  1,502,787
                                               -----------      ------------
                                               ===========
                                               $  (471,320)     $ (1,479,322)
NET (LOSS) FOR THE YEAR                        ===========      ============

Earnings Per Share                                   (0.02)            (0.06)
                                               ===========      ============
Average common shares outstanding
   during year                                  29,797,183        24,986,646
                                               ===========      ============

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                             Statements of Deficit
                       For the Years Ended December 31,



                                            1999               1998
                                            ----               ----
Deficit - Beginning of the Year         $(4,426,924)       $(2,947,602)
Net Loss - Current Year                 $  (471,320)       $(1,479,322)
                                        -----------        -----------
Deficit - End of Year                   $(4,898,244)       $(4,426,924)
                                        ===========        ===========

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                       For the Years Ended December 31,

                                                 1999              1998
                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss) for the year                  $ (471,320)      $ (1,479,322)
Items not requiring an outlay of Cash:
   Amortization of Fixed Assets               $    3,351       $      2,796
   Write Off Investment in Subsidiary         $        0       $    930,000
Net Changes in non-cash working
   capital items related to operations:
   Miscellaneous Receivable                   $   (5,019)      $     34,214
   Prepaids and Deposits                      $  (20,196)      $   (155,075)
Accounts Payable                              $  308,100       $     38,401
                                              ----------       ------------
Total Cash Flow Used in Operations            $ (185,084)      $   (628,986)
                                              ==========       ============

CASH FROM FINANCING ACTIVITIES
Loan Payable                                  $  161,189       $     34,543
Proceeds of Common Stock Issuance             $   10,000       $  1,537,438
                                              ----------       ------------
Net Cash Used in Financing Activities         $  171,189       $  1,571,981
                                              ==========       ============

CASH USED IN INVESTING ACTIVITIES
Acquisition of Fixed Assets                   $   (3,714)      $          0
Sale of Fixed Asset                           $    4,818       $          0
Write-off of Subsidiary                       $        0       $    930,000
                                              ----------       ------------
Net Cash Used in Investing Activities         $    1,104       $   (930,000)
                                              ==========       ============
NET INCREASE (DECREASE) IN CASH FOR
THE YEAR                                      $  (12,791)      $     12,995

Cash - Beginning of year                      $   12,856       $       (139)
                                              ----------       ------------
CASH - END OF YEAR                            $       65       $     12,856
                                              ==========       ============

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes To Financial Statements

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Corporation has incurred losses since its incorporation in 1996. The Corporation has funded its operations to date through the issuance of shares and debt.

The Corporation plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to March 31, 2000, the Corporation raised over $1,500,000 through the exercising of stock options and warrants and through the issue of common shares. In addition, during the same period the Corporation raised approximately $475,000 through sales of its common shares.

CAPITAL ASSETS

Capital Assets are recorded at cost less accumulated depreciation. Depreciation is provided using the Declining Balance basis at the following annual rate.

Computer Equipment  - 30%.
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

Note 3. PREPAIDS AND DEPOSITS

Prepaids and Deposits include the amounts paid for the exclusive agency rights to a GPS patent. The cost of the agency rights will be amortized over the term of the agency agreement.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes To Financial Statements

Note 4.  CAPITAL ASSETS

                   COST         ACCUMULATED       NET BOOK      NET BOOK
                                DEPRECIATION      VALUE         VALUE
                   1999         1999              1999          1998
FURNITURE
AND FIXTURES       $20,744      $14,014           $6,730        $11,185

Note 5.  LOANS PAYABLE

Loans payable include:
a) Loans amounting to $243,842, which are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%.

b) Convertible promissory notes of $256,325, convertible into common shares at rates of $0.02-$0.05 per share. $25,000 of these notes were due and payable on December 31, 1999. The remaining $231,325 are due and payable in 2000. Interest is payable on these convertible promissory notes at a rate of 12.5% per annum.

Note 6.  STOCK OPTIONS AND WARRANTS

a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at December 31,1999, are as follows:

Year Granted      Expiry Date      Price Range      No. of Shares
1996              Jan 2001         $      0.05       7,743,201
1997              Nov 2000         $      0.12          45,000
1997              Nov 2000         $     0.125         125,000
1997              Oct 2000         $      0.15          40,000
1997              Nov 2000         $      0.20          50.000
1997              Dec 2000         $0.25-$0.40         300,000
1998              Mar 2001         $0.05-$0.10       2,350,000
1999              Sep 2002         $0.05-$0.10      11,000,000
1999              Dec 2002         $      0.01         650,000
                                                    ----------


TOTAL STOCK OPTIONS OUTSTANDING                     22,303,201
                                                    ==========

b) As at December 31,1999 3,742,211 warrants were issued, exercisable at a prices of $0.18 to $0.30 per share for each warrant owned. These warrants expire in March 2000. An additional 420,000 warrants are exercisable at $0.50 per share for each warrant owned and expire in September 2000. An additional 10,007,000 warrants were issued during 1998 and 1999, exercisable at prices of $0.10-$0.25 per share for each warrant owned. These warrants are exercisable over a three-year period.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                         (A Development Stage Company)
                         Notes To Financial Statements

Note 7.  PURCHASE OF 1280884 ONTARIO INC.

In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and is required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares is less than 25 cents, so that the total consideration is the equivalent of $930,000. The Company has instituted legal action against the legal firm that represented all the parties in the above transaction and acted as the escrow agent for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. No provision has been made for the issue of any additional shares to the vendors of these companies. In February and March 2000, the Company obtained a release from certain vendors of these companies, who held 3,255,999 Common Shares. These vendors agreed to waive their rights to receive additional shares based on the abovementioned formula. The Company disposed of its investment in the above companies in June 1998.

Note 8. Subsequent Events

On March 29, 2000, the Company completed the acquisition of Power Point Micro Systems Inc. and PowerLOC Technologies, Inc, both of which are based in Toronto, Ontario. PowerLOC Technologies, Inc. is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Power Point Micro Systems Inc. is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. The acquisition was completed through the issue of common shares and stock options as well as a cash payment.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PARADIGM ADVANCED TECHNOLOGIES, INC.


                   By:   /s/  David Kerzner
                       -------------------------------------
                         David Kerzner
                         President, Chief Executive Officer
                         and Director

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

Signature                Title                            Date
---------                -----                            ----


/s/  David Kerzner
----------------------   President, Chief Executive       April 14, 2000
David Kerzner            Officer (Principal Executive
                         Officer) and Director


/s/  Selwyn Wener
----------------------   Chief Financial Officer          April 14, 2000
Selwyn Wener             (Principal Financial Officer)


/s/  Jacob Kerzner
----------------------   Director                         April 14, 2000
Jacob Kerzner