Form 10KSB40/A
period 1999-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-04-17
CIK 1009781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB/A

                                Amendment No. 1


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

     Yes  X    No ___
         ___


     This filing amends and supplements the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on April 14, 2000 by Paradigm Advanced Technologies, Inc. (the "Company") (the "Form 10-KSB"). The purpose of this filing is to add an exhibit required to be included in Item 14.

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

Signature                Title                            Date
---------                -----                            ----


/s/  David Kerzner
----------------------   President, Chief Executive       April 17, 2000
David Kerzner            Officer (Principal Executive
                         Officer) and Director


         *
----------------------   Chief Financial Officer          April 17, 2000
Selwyn Wener             (Principal Financial Officer)


         *
----------------------   Director                         April 17, 2000
Jacob Kerzner


By:  /s/ David Kerzner
     -------------------
       David Kerzner
       ATTORNEY-IN-FACT

* Signed by David Kerzner under
  power of attorney

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