Form 10QSB
period 2000-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-05-15
CIK 1009781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

     (Mark One)

     (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        March 31, 2000
                                    -----------------------------

     (  )  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from ____________________ to ____________________

                        Commission File Number: 028836
                        ------------------------------

                     Paradigm Advanced Technologies, Inc.
                     ------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Delaware                       33-0692466
          -------------------------------        -------------------
          (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)         Identification No.)

           25 Leek Crescent, Richmond Hill, Ontario, L4B 4B3, CANADA
      ------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 (905) 707-2172
                               -------------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes       x       No
    ------------     ------------

     As of May 9, 2000 the issuer had 52,844,361 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes                No      X
    ------------      ------------

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                      CONSOLIDATED INTERIM BALANCE SHEETS
                                  (Unaudited)

                                               MAR 31, 2000        MAR 31, 1999
ASSETS
  Current Assets
    Cash                                        $ 1,003,837         $    10,898
    Miscellaneous Receivables                   $    18,044         $     1,342
                                                -----------         -----------
      Total Current Assets                      $ 1,021,881         $    12,240
Capital Assets     (Note 1, Note 3)             $16,235,327         $   180,451
                                                -----------         -----------
    Total Assets                                $17,257,208         $   192,691
                                                ===========         ===========
LIABILITIES
  Current Liabilities
    Accounts payable                            $   630,334         $   480,135
    Loans payable          (Note 4)             $   351,581         $   541,179
                                                -----------         -----------
      Total Liabilities                         $   981,915         $ 1,021,314
                                                -----------         -----------
SHAREHOLDERS' EQUITY
Share Capital (Note 5, Note 7)
Authorized 100,000,000 Common Stock
     at $0.0001 par value
Issued and outstanding stock
     52,660,361 as of March 31, 2000
     29,796,662 as of March 31, 1999            $14,286,057         $ 3,755,618
Common Share Purchase Options (Note 6)          $ 7,186,165              --
Deficit                                         $(5,196,929)        $(4,584,241)
                                                -----------         -----------
      Total Shareholders' Equity                $16,275,293         $  (828,623)
                                                -----------         -----------
      Total Liabilities & Shareholder's Equity  $17,257,208         $   192,691
                                                ===========         ===========

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                    INTERIM CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)

                                     For the            For the
                                  Three months       Three months
                                 Ended March 31,    Ended March 31,
                                      2000               1999
                                 ---------------    ---------------
Operating Expenses

Selling, General and
  Administration (Note 10)         $   271,740        $   146,729
Interest Expense                   $    13,604        $     9,750
Depreciation and amorization       $    13,341        $       838
                                   -----------        -----------

    Total Expenses                 $   298,685        $   157,317
                                   -----------        -----------

Loss for the period                $  (298,685)       $  (157,317)
                                   ===========        ===========

Loss per Share                     $     (0.01)       $     (0.01)
                                   ===========        ===========

Average common shares
  outstanding during period         34,660,258         29,796,662
                                   ===========        ===========

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF DEFICIT
                                  (Unaudited)


                                          For the             For the
                                       Three months        Three months
                                      Ended March 31,     Ended March 31,
                                           2000                1999
                                      ---------------     ---------------

Deficit - Beginning of the period       $(4,898,244)        $(4,426,924)

Loss for the period                        (298,685)           (157,317)
                                        ------------        ------------

Deficit - end of period                 $(5,196,929)        $(4,584,241)
                                        ============        ============

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                   INTERIM CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)

                                                   For the Three      For the Three
                                                       Months             Months
                                                   Ended March 31     Ended March 31
                                                   ---------------------------------
                                                      2000                   1999
                                                   ----------             ----------

Cash flows from operating activities

Net gain (loss) for the period                     $ (298,685)            $(157,317)
Items not requiring an outlay of cash:
    Amortization of capital assets                 $   13,341             $     838
    Common Share Purchase Options                  $   19,500                     -
Net changes in non-cash working capital items
  related to operations
    Miscellaneous Receivable                       $  (11,725)            $     (40)
    Prepaids and Deposits                                   -             $ (13,089)
    Accounts Payable                               $ (138,175)            $  19,726
                                                   ----------             ---------
TOTAL CASH FLOW USED IN OPERATIONS                 $ (415,744)            $(149,882)
                                                   ----------             ---------

Cash From Financing Activities
Proceeds of Common Stock Issuance                  $1,920,439                     -
Loans Payable                                      $ (200,923)            $ 149,864
                                                   ----------             ---------
TOTAL CASH FROM FINANCING ACTIVITIES               $1,719,516             $ 149,864
                                                   ----------             ---------

Cash Flows Used In Investing Activities
Acquisition of Fixed Assets                        $ (300,000)            $  (1,940)
                                                   ----------             ---------
TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES      $ (300,000)            $  (1,940)
                                                   ----------             ---------

NET INCREASE (DECREASE) IN CASH
  FOR THE PERIOD                                   $1,003,772             $  (1,958)

Cash - beginning of the period                     $       65             $  12,856
                                                   ----------             ---------

Cash - end of the period                           $1,003,837             $  10,898
                                                   ==========             =========

                     Paradigm Advanced Technologies, Inc.

                          Notes To Interim Statement
                      For the Period Ended March 31, 2000
                                  (Unaudited)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Corporation has incurred losses since its incorporation in 1996. The Corporation has funded its operations to date through the issuance of shares and debt.

The Corporation plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to March 31, 2000, the Corporation raised approximately $1,600,000 through the exercising of stock options and warrants and through the issue of common shares for cash.

CAPITAL ASSETS

Capital Assets are recorded at cost less accumulated depreciation. Depreciation is provided using the following annual rates.

Computer Equipment  - 30% - declining balance method
Furniture and Fixtures - 20% - declining balance method
Patent Agency Rights - 33 1/3% - straight-line method
PowerLOC GPS Technology - 33 1/3% - straight line method

Note 2.  INCORPORATION

The Company was incorporated on January 12, 1996 in the state of Delaware and has elected a December 31 fiscal year end for accounting and tax purposes.

                      Paradigm Advanced Technologies, Inc.

                           Notes To Interim Statement
                      For the Period Ended March 31, 2000

Note 3.  CAPITAL ASSETS

                                            Cost         Accumulated          Net Book         Net Book
                                                         Depreciation            Value            Value
                                        Mar 31, 2000     Mar 31, 2000     Mar 31, 2000     Mar 31, 1999
Furniture, Fixtures
 and Computers                           $    20,744          $14,414      $     6,330         $ 12,287

Patent Agency Rights                     $   155,271          $12,939      $   142,332         $168,164

PowerLOC GPS Technology(a)               $16,086,665                -      $16,086,665                -
                                         -----------          -------      -----------         --------

                                         $16,262,680          $27,353      $16,235,327         $180,451
                                         ===========          =======      ===========         ========


(a) The technology was acquired on the acquisition of PowerLOC Technologies, Inc. (Note 8).

Note 4.  LOANS PAYABLE

Loans payable include:

(a) Loans amounting to $200,581, are payable on demand to related parties and are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%.

(b) Convertible promissory notes of $151,000, convertible into common shares at rates of $0.02-$0.05 per share. $25,000 of these notes were due and payable on December 31, 1999 and are the subject of a dispute described in note 9. The remaining $126,000 are due and payable in 2000. Interest is payable on these convertible promissory notes at a rate of 12.5% per annum.

                     Paradigm Advanced Technologies, Inc.

                          Notes To Interim Statement
                      For the Period Ended March 31, 2000


Note 5.  CAPITAL STOCK


                                                           Common Shares
                                                    Number              $ Value
                                                    ------              -------
Balance at December 31, 1998                      29,796,662         $ 3,755,618
Debentures redeemed                                  200,000              10,000
                                                  ----------         -----------
Balance at December 31, 1999                      29,996,662         $ 3,765,618
Acquisition of PowerLOC (note 8)                   3,650,000           8,600,000
Debentures redeemed                                5,005,875             242,260
Options & warrants                                 7,765,839           1,200,159
Issued during period                               6,241,985             478,020
                                                  ----------         -----------
Balance at March 31, 2000                         52,660,361         $14,286,057
                                                  ==========         ===========


Note 6.   COMMON SHARE PURCHASE OPTIONS

                                              March 31, 2000      March 31, 1999
Acquisition of PowerLOC (note 8)                  $7,166,665                   -
Patent Agency Agreement                               19,500                   -
                                                  ----------          ----------
                                                   7,186,165                   -
                                                  ==========          ==========

                     Paradigm Advanced Technologies, Inc.

                          Notes To Interim Statement
                      For the Period Ended March 31, 2000


Note 7.  STOCK OPTIONS AND WARRANTS

a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at March 31, 2000 are as follows:

Year Granted    Expiry Date        Price Range    No. of Options
------------    -----------        -----------    --------------
1996            Jan 2001           $0.05             7,383,334
1997            Oct - Nov 2000     $0.12 - $0.40       355,000
1998            Mar 2001           $0.05 - $0.08     2,350,000
1999            Sep 2002           $0.01 - $0.05    11,650,000
2000            Mar 2003           $0.20 - $1.00     4,166,666
2000                                                 1,350,000(1)
                                                    ----------
TOTAL STOCK OPTIONS OUTSTANDING                     27,255,000(2)
                                                    ----------

(1) The 1,350,000 options issued in 2000 are Exchangeable Shares and arise out of the acquisition of PowerLOC (note 8). The definitions of beneficial ownership and the number of shares outstanding apply to shares of common stock and Exchangeable Shares as though they were the same security.

(2) Options outstanding at December 31, 1999          22,303,201
    Exercised in 2000                                   (564,867)
    Issued in 2000                                     5,516,666
                                                      ----------
    TOTAL STOCK OPTIONS OUTSTANDING                   27,255,000
                                                      ==========

b) The following warrants were outstanding at March 31, 2000:

Expiry Date     Price Range       No. of Options
-----------     -----------       --------------
2000            $0.50                  420,000
2001            $0.05 - $0.25        5,700,000
2003            $0.02 - $0.25       11,199,000
2004            $0.125                 453,500
2005            $2.75                  120,000
                                    ----------
TOTAL WARRANTS OUTSTANDING          17,892,500
                                    ==========

                     Paradigm Advanced Technologies, Inc.

                          Notes To Interim Statement
                      For the Period Ended March 31, 2000

Note 8.   POWERLOC ACQUISITION

On March 29, 2000, the Company completed the acquisition of 100% of Power Point Micro Systems Inc. and PowerLOC Technologies, Inc, both of which are based in Toronto, Ontario. The acquisition has been accounted for using the purchase method. PowerLOC Technologies, Inc. is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Management has determined that there are alternative future uses for the technology. Power Point Micro Systems Inc. is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. Consideration was as follows:

Cash                                                                    $   300,000
Issue of 5,000,000 common shares @ market value of $1.72                  8,600,000
Issue of 4,166,666 options for common shares @ market value of $1.72      7,166,665
Costs incurred                                                               20,000
                                                                        -----------
Allocated to Technology                                                  16,086,665
                                                                        ===========

The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

Risk-free interest rate                         6.7%
Dividend yield                                  0%
Expected life                                   3 years
Stock price volatility                          406%

Paradigm Advanced Technologies, Inc.

                          Notes To Interim Statement
                      For the Period Ended March 31, 2000

Note 9.   LEGAL PROCEEDINGS

In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. (the "Acquired Companies"). The Company issued 3,720,000 Common Shares to the vendors of the Acquired Companies at a price of 25 cents per share representing a cost of $930,000 and was required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares was less than 25 cents, so that the total consideration was the equivalent of $930,000. The Company has instituted legal action against the legal firm who represented all the parties in the above transaction and who was the escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. In February and March 2000, the Company obtained a release from certain vendors of the Acquired Companies who held 3,255,999 Common Shares. These vendors agreed to waive their rights to receive any additional shares in connection with this transaction. No provision has been made in the financial statements for the issuance of any additional shares to the vendors who own 464,001 Common Shares and who have not yet agreed to a release.

In March 2000 the Company was named as the defendant in lawsuits brought by Luigi Brun and by Pines International, Inc. in Canada. The complaints seek specific performance and monetary damages arising out of disputes relating to an alleged obligation to issue common shares. The Company believes these claims are without merit and intends to vigorously defend the lawsuits. It is not possible at this time to predict the outcome of the lawsuits, including whether the Company will be forced to issue common shares or to estimate the amount or range of potential loss, if any.

In April 2000, the Company was named as the defendant in a lawsuit brought Barrett Evans in the United States District Court, Central District of California. The complaint seeks specific performance, monetary damages and injunctive relief arising out of a dispute relating to the terms of a convertible promissory note. The Company believes this claim is without merit and intends to vigorously defend the lawsuit. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will be forced to issue common shares or to estimate the amount or range of potential loss, if any.

NOTE 10.   RECLASSIFICATION

Certain items in the interim financial statements have been reclassified and the amounts for the prior period have been restated accordingly.

Item 2.  Management's Discussion and Analysis of Plan of Operation

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


Three Months Ended March 31, 2000 As Compared to the Three Months Ended March 31, 1999

The Company recorded no sales for the three months ended March 31, 2000 and March 31, 1999. The Company expects to start earning licensing revenue from the patent agency agreement in the second quarter of 2000. The Company expects to have its PowerLOC products ready for distribution towards the end of the current fiscal year.

Selling, General and Administration Expenses for the three months ended March 31, 2000 were $271,740 as compared to $146,729 for the three months ended March 31, 1999. The increase is mainly due to higher professional fees and costs related to the patent agency agreement. As a result of the acquisition of PowerLOC Technologies, Inc., the Company expects to increase its operating expenses substantially in the future by hiring additional staff and incurring additional research and development, selling, marketing and administrative costs. The Company also expects to incur additional licensing costs as it increases its patent licensing activities.

The net loss for the three months ended March 31, 2000 amounted to $298,685 as compared to a loss of $157,317 for the three months ended March 31, 1999. The higher loss is due to the increased selling, general and administration expenses, higher interest charges and the amortization of the patent agency agreement.


Liquidity and Capital Resources

     The Company had cash on hand of $1,003,837 at March 31, 2000. The Company raised over $1,600,000 for cash during the first quarter, through the price paid to exercise stock options and warrants and through the issuance of common shares. As of May 9, 2000, the Company had approximately $700,000 cash on hand. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding, although there can be no assurance that such financing will be available when needed or, if available, on terms that are favorable to the Company and its stockholders. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next six months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development activities.

Plan of Operation

     The Company is the exclusive licensing agent for a broad based patent which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company announced the signing of its first licensee in April 2000. As a result of the acquisition of PowerLOC Technologies Inc. and the projected growth in wireless location services, the Company is increasing its development activities relating to the miniature GPS tracking device. The Company plans to negotiate distribution or sales representation agreements with manufacturers and systems integrators to distribute these products and in May 2000 announced a strategic alliance with Compugen Systems Ltd. of Richmond Hill, Ontario to distribute and license the PowerLOC products. The Company also plans to hire a public relations and advertising firm.

     The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company plans to subcontract its manufacturing activities. The Company plans to hire additional technical, sales and administrative employees prior to December 2000 and is also considering the acquisition of companies or businesses with complementary technologies.


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


             CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements that reflect the Company's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, reliance on one product line for revenue, and other factors discussed under "Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 1999. Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.


                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings

     See Note 9 to Interim Statement, incorporated herein by reference.

Item 2. Changes in Securities

     During the first three months of 2000, the Company issued 5,565,000 shares of common stock to approximately 16 accredited investors in private placements. The total purchase price in the private placements was approximately $390,000. The shares issued in the private placements were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.    Description of Exhibit
          -----------    ----------------------

               27        Financial Data Schedule


     (b)  Reports on form 8-K.

     The Company filed a current report on Form 8-K on April 14, 2000 regarding the acquisition of PowerLOC Technologies, Inc.

                                  SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PARADIGM ADVANCED TECHNOLOGIES, INC.


Date:  May 12, 2000

                                        By:  /s/  David Kerzner
                                             -------------------------------
                                             David Kerzner
                                             President and CEO



                                        By:  /s/  Selwyn Wener
                                             -------------------------------
                                             Selwyn Wener
                                             Chief Financial Officer