Form 10QSB
period 2000-06-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-08-14
CIK 1009781

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   June 30, 2000
                                ---------------
( )   Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ____________________ to ____________________

                         Commission File Number: 028836
                         ------------------------------
                      Paradigm Advanced Technologies, Inc.
                   ------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                Delaware                                       33-0692466
       ---------------------------                          ----------------
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

            25 Leek Crescent, Richmond Hill, Ontario. L4B 4B3 CANADA
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (905) 707-2158
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


       -------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    --------        ---------

         As of July 24, 2000 the issuer had 59,857,816 shares of its common stock issued and outstanding.

         Traditional Small Business Disclosure Format (check one):

Yes              No    X
    --------        ---------


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEETS AS AT

                                                       JUNE 30                JUNE 30
                                                         2000                  1999
                                                         ----                  ----
                                                      (unaudited)

ASSETS
Current Assets
Cash and cash equivalents                                 $ 643,366              $ 561
Miscellaneous receivables                                    32,289              1,342
Prepaids and deposits                                       128,239            524,456
                                                      -------------         ----------
Total Current Assets                                        803,894            526,359

Capital Assets (note 3)                                  16,251,683            168,299
                                                      -------------         ----------

Total Assets                                           $ 17,055,577          $ 694,658
                                                      =============         ==========

LIABILITIES

Current Liabilities
Accounts payable                                          $ 737,550          $ 565,750
Loans payable (note 4)                                      348,856            541,179
                                                      -------------         ----------

Total Liabilities                                         1,086,406          1,106,929
                                                      -------------         ----------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital (notes 5 and 6)                            14,439,394          3,755,618
Authorized: 100,000,000 Common Stock at
$0.0001 par value

Issued and outstanding stock:
54,193,361 as of June 30, 2000
29,996,662 as of December 31, 1999
Common share purchase options                             7,359,736            195,908
Additional paid in capital                                  934,399            804,912
Deficit                                                  (6,764,358)        (5,168,709)

                                                      -------------         ----------
Total Shareholders' Equity (Deficiency)                  15,969,171           (412,271)
                                                      -------------         ----------
Total Liabilities and Shareholders' Equity             $ 17,055,577          $ 694,658
                                                      =============         ==========

The accompanying notes are an integral part of these Financial Statements.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the three months ended                 For the six months ended
                                                         June 30,                                  June 30,
                                                 2000                1999                  2000                1999
                                                 ----                ----                  ----                ----
                                              (unaudited)         (unaudited)           (unaudited)         (unaudited)
Revenue
Interest                                              $ 3,829                $ -               $ 3,829                 $ -
                                              -----------------------------------        ----------------------------------
Operating Expenses

Selling, general and administration                   544,761              81,775               816,500             228,504
Depreciation and amortization                          13,429                 838                26,770               1,676
Interest expense                                       50,750              92,078               227,013             114,396
                                              -----------------------------------        ----------------------------------

Total Operating Expenses                              608,940             174,691             1,070,283             344,576
                                              -----------------------------------        ----------------------------------

Loss for the period                                $ (605,111)         $ (174,691)         $ (1,066,454)         $ (344,576)
                                              ====================================       ==================================

Loss per Share                                        $ (0.01)            $ (0.01)              $ (0.02)            $ (0.01)
                                              ====================================       ==================================

Average common shares
outstanding during period                          53,127,438          29,796,662            43,939,822          29,796,662
                                              ====================================       ==================================

The accompanying notes are an integral part of these Financial Statements.

          PARADIGM ADVANCED TECHNOLOGIES, INC.

           CONSOLIDATED CASH FLOW STATEMENTS

                                                                      For the six months ended
                                                                             June 30,
                                                                       2000              1999
                                                                       ----              ----
                                                                    (unaudited)      (unaudited)

Cash flows from operating activities
Loss for the period                                                  $ (1,066,454)      $ (344,576)
Items not requiring an outlay of cash
   Amortization of capital assets                                          26,770            1,676
   Amortization of debt discount to interest expense                      202,408           92,346
   Common share purchase options                                           19,500                -
Net changes in non-cash working capital items related to operations
   Miscellaneous receivables                                              (25,968)             (40)
   Prepaids and deposits                                                        -          (13,191)
   Accounts payable                                                       (30,959)         105,341

                                                                -----------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                 (874,703)        (158,444)
                                                                -----------------------------------

Cash flows from financing activities

Loan payable                                                                    -          149,864
Proceeds of common stock issuance                                       1,847,791                -

                                                                -----------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                1,847,791          149,864
                                                                -----------------------------------

Cash flows from investing activities

Acquisition of capital assets                                            (329,787)          (3,715)

                                                                -----------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                 (329,787)          (3,715)
                                                                -----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD       643,301          (12,295)
Cash and cash equivalents - Beginning of the period                            65           12,856

                                                                -----------------------------------
Cash and cash equivalents - End of the period                           $ 643,366            $ 561
                                                                ===================================

Cash and cash equivalents are comprised as follows:

Cash                                                                    $ 243,777            $ 561
Short-term investments                                                    399,589                -

                                                                -----------------------------------
Cash and cash equivalents - End of the period                           $ 643,366            $ 561
                                                                ===================================

The accompanying notes are an integral part of these Financial Statements.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    For the three months ended              For the six months ended
                                                            June 30,                               June 30,
                                                      2000             1999                  2000              1999
                                                      ----             ----                  ----              ----
                                                  (unaudited)       (unaudited)           (unaudited)       (unaudited)

Common stock
        Balance, beginning of period                $ 14,308,394       $ 3,755,618           $ 3,765,618       $ 3,755,618
        Exercise of stock options                        112,000                 -             1,334,496                 -
        Issued for cash                                        -                 -               440,000                 -
        Debentures redeemed                                6,000                 -               248,260                 -
        Issued for acquisition of PowerLOC                     -                 -             8,600,000                 -
        Issued for acquisition of patent license               -                 -                29,000                 -
        Issued for other consideration                    13,000                 -                22,020                 -

                                                -----------------------------------    ------------------------------------
        Balance, end of period                        14,439,394         3,755,618            14,439,394         3,755,618
                                                -----------------------------------    ------------------------------------

Common share purchase options
        Balance, beginning of period                   7,359,736                 -                     -                 -
        Adjustments (note 9)                                   -           195,908               195,908           195,908
        Issued on acquisition of PowerLOC                      -                 -             7,166,665                 -
        Issued for acquisition of patent license               -                 -                19,500                 -
        Exercise of stock options                              -                 -               (22,337)                -

                                                -----------------------------------    ------------------------------------
        Balance, end of period                         7,359,736           195,908             7,359,736           195,908
                                                -----------------------------------    ------------------------------------

Additional paid in capital
        Balance, beginning of period                     934,399                 -                     -                 -
        Adjustments (note 9)                                   -           804,912               832,399           619,452
        Additions                                              -                 -               102,000           185,460

                                                -----------------------------------    ------------------------------------
        Balance, end of period                           934,399           804,912               934,399           804,912
                                                -----------------------------------    ------------------------------------

Deficit
        Balance, beginning of period                  (5,196,929)       (4,584,241)           (4,898,243)       (4,426,924)
        Adjustments (note 9)                            (962,318)         (409,777)             (799,661)         (397,209)
        Loss for the period                             (605,111)         (174,691)           (1,066,454)         (344,576)

                                                -----------------------------------    ------------------------------------
        Balance, end of period                        (6,764,358)       (5,168,709)           (6,764,358)       (5,168,709)
                                                -----------------------------------    ------------------------------------

Total Shareholders' equity                          $ 15,969,171        $ (412,271)         $ 15,969,171        $ (412,271)
                                                ===================================    ====================================


                      Paradigm Advanced Technologies, Inc.

                   Notes To Consolidated Financial Statements
                                   (unaudited)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, included in the company's annual report on form 10-K for the year ended December 31, 1999.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. These consolidated financial statements have been prepared in accordance with accounting principles in the United States. Because a precise determination of assets and liabilities depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and approximation. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

2.       Principles of Consolidation

         The Company's consolidated financial statements include the assets, liabilities and results of operations of subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.       Going Concern

         The Company has incurred losses since its incorporation in 1996. The Corporation has funded its operations to date through the issuance of shares and debt.

         The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to June 30, 2000, the Company raised approximately $1,700,000 through the exercising of stock options and warrants and through the issuance of common shares for cash.

4.       Cash and Cash Equivalents

         Cash and cash equivalents consist of cash balances with banks and short term investments with original maturities of less than three months.

5.       Capital assets

         Capital Assets are recorded at cost less accumulated depreciation. Depreciation is provided using the following annual rates:

                    Computer Equipment - 30% - declining balance method Furniture and Fixtures - 20% - declining balance method Patent Agency Rights - 33 1/3% - straight line method Technology - 33 1/3% - straight line method

6.       Financial Instruments

         The carrying amount of cash and cash equivalents, miscellaneous receivables, accounts payable and loans payable approximates fair value at the period end.

7.       Foreign Currency Translation

         Foreign currency denominated monetary items are translated into U.S. dollars at the exchange rate in effect at year end. Transactions in foreign currencies are translated at the rate prevailing at the date of the transactions. Any resulting gains or losses are included in income.

8.       Loss per Share

         The Company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of basic and diluted earnings or loss per share. The Company has potentially dilutive shares, however, because the Company has a loss, the potentially dilutive shares are deemed anti-dilutive and only the basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

9.       Income taxes

         Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of asset and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

10.      Stock-based compensation plan
         The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method and provides pro forma disclosures of net income and loss per common share as if the fair value based method had been applied in measuring compensation expense.

Note 3.   CAPITAL ASSETS

                                                       June 30, 2000           June 30, 1999
                                                       -------------           -------------

         Furniture, Fixtures and Computers                   $ 40,802                $ 25,561
         Patent Agency Rights                                 155,270                 155,075
         Technology (a)                                    16,096,396                       0
                                                         ------------               ---------
                                                           16,292,468                 180,636
         Less: Accumulated Depreciation                        40,785                  12,337
                                                         ------------               ---------
                                                         $ 16,251,683               $ 168,299
                                                         ============               =========

(a) The technology was acquired on the acquisition of PowerLOC Technologies, Inc. (Note 6).

Note 4.   LOANS PAYABLE

a) Loans payable include loans amounting to $197,855 (1999 - $243,842) are payable on demand and are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%. Of theses loans, $68,193 at June 30, 2000 was owing to directors of the Company.
b) Convertible promissory notes of $151,000 (1999 - $205,000) are convertible into common shares at rates of $0.02 - $0.05 per share (1999 - $0.05 per share). $25,000 of these notes were due and payable on December 31, 1999 and are the subject of the dispute in note 7. The remaining $126,000 at June 30, 2000, are due and payable in 2000. Interest is payable on these convertible promissory notes at a rate of 12.5% per annum.

Note 5.  STOCK OPTIONS AND WARRANTS

Options outstanding                             Number                Range            Weighted average
-------------------                             -----                 -----            exercise price
                                                                                       --------------
Balance, December 31, 1999                  22,303,201             $0.01 - 0.40            $ 0.05
Granted during the period                    6,451,666             $0.20 - 3.00              0.77
Exercised during the period                 (1,564,867)            $0.05 - 0.20              0.06
                                            ----------             ------------            ------
Balance, June 30, 2000                      27,190,000             $0.01 - 1.00            $ 0.22
                                            ==========             ============            ======

The following warrants were outstanding at March 31, 2000:

           Expiry date        Price range        No. of Options

                  2000           $0.50                  370,000
                  2001        $0.05 - 0.25            5,700,000
                  2003        $0.02 - 0.25           10,925,000
                  2004           $0.125                 453,500
                  2005           $2.75                  120,000
                                                        -------
           TOTAL WARRANTS OUTSTANDING                17,568,500
                                                     ==========

Note 6.  POWERLOC ACQUISITION

On March 29, 2000, the Company completed the acquisition of 100% of Power Point Micro Systems Inc. and PowerLOC Technologies, Inc, ("PowerLOC") both of which are based in Toronto, Ontario. The acquisition has been accounted for using the purchase method. PowerLOC Technologies, Inc. is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Management has determined that there are alternative future uses for the technology. Power Point Micro Systems Inc. is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. Consideration was as follows:

         Cash                                                                                  $ 300,000
         Issuance of 5,000,000 common shares @ market value of $1.72                           8,600,000
         Issuance of 4,166,666 options for common shares @ market value of $1.72               7,166,665
         Costs incurred                                                                           26,211
                                                                                                  ------
         Allocated to Technology                                                            $ 16,092,876
                                                                                            ============

The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

          Risk-free interest rate                           6.7%
          Dividend yield                                    0%
          Expected life                                     3 years
          Stock price volatility                            406%

Note 7.  LEGAL PROCEEDINGS

In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. The Company issued 3,720,000 Common Shares to the vendors of these companies at a price of 25 cents per share representing a cost of $930,000 and was required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares was less than 25 cents, so that the total consideration was the equivalent of $930,000. The Company has obtained a release from all the vendors of these companies, whereby these vendors have agreed to waive their rights to receive any additional shares in connection with the transaction. The Company has instituted legal action against the legal firm who represented all the parties in the above transaction and is claiming that damages be paid to the Company.

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

         In July 2000, the Company's subsidiary was named as one of the defendants in a lawsuit brought by Murray Ruben, in the Province of Ontario, Canada. The complaint seeks specific performance, monetary damages and injunctive relief arising out of a dispute relating to an alleged financing agreement. The Company believes this claim is without merit and intends to vigorously defend the lawsuit. It is not possible at this time to predict the outcome of the lawsuit, including whether the Company will be forced to issue common shares or to estimate the amount or range of potential loss, if any.

Note 8.  ADJUSTMENTS

During the period the company made retroactive adjustments for the following:

a) Options granted to consultants in prior periods not previously recorded. The value of the options granted at that time had been determined using the Black Scholes model with the following assumptions:

             Risk free interest rate                             5%
             Expected life in years                    3 to 5 years
             Expected dividend yield                             0%
             Volatility                                170% to 180%

b) Convertible debt issued in prior periods has been adjusted to comply with Topic D-60, APB 14 and EITF 98-5. As a result, for convertible debt where the exercise price is less than the market price at the date of issuance, a portion of the proceeds from the sale has been allocated to the intrinsic value of the beneficial conversion feature and recognized as additional paid-in capital. The related discount has been amortized over the period from the date of issuance to the security's first convertibility date. For convertible debt where the exercise price is more than the market price at the date of issuance, no portion of the proceeds is attributable to the conversion feature. For convertible debt issued with detachable stock purchase warrants, the portion of the proceeds allocable to the warrants is included as paid-in capital.


As a result of these adjustments, the following have been increased:

                                              For the three       For the six
                                               months ended       months ended
                                              June 30, 1999      June 30, 1999

Interest expense                                    $ 79,778       $ 92,346
Loss for the period                                 $ 79,778       $ 92,346

                                             June 30, 1999

Prepaid expenses                                   $ 511,265
                                             ----------------
Total assets                                       $ 511,265
                                             ================

Share capital                                            $ -
Common share purchase options                        195,908
Additional paid in capital                           804,912
Deficit                                             (489,555)
                                             ----------------
Total shareholders' equity (deficiency)            $ 511,265
                                             ================

Note 9.  SUBSEQUENT EVENTS

In July 2000, the Company negotiated and closed a secured loan for $1,000,000. The loan is payable on January 31, 2001 and interest is payable at a rate of 10% per annum. The loan is secured over the assets of the company, but is postponed in favor of the existing prior charges as described in note 4 (a).

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

Three Months Ended June 30, 2000

The Company recorded no sales for the three months ended June 30, 2000 and June 30, 1999. The Company expects to start earning licensing revenue from the patent agency agreement in the third quarter of 2000. The Company expects to have its PowerLOC products ready for distribution towards the end of the current fiscal year.

Selling, General and Administration Expenses for the three months ended June 30, 2000 were $544,761 as compared to $81,775 for the three months ended June 30, 1999. The increase is due to the higher operating expenses resulting from the acquisition of PowerLOC Technologies, Inc., on March 29, 2000. The Company hired technical, sales and administrative staff during the quarter ended June 30, 2000 and incurred incurred research and development costs, professional fees, travel and consulting fees relating to the PowerLOC business. The Company also incurred higher corporate professional fees and additional patent related costs.

The Company expects to increase its operating expenses substantially in the future by hiring additional staff and incurring additional research and development, selling, marketing and administrative costs. The Company also expects to incur additional licensing costs as it increases its patent licensing activities.

Depreciation and amortization charges for the quarter ended June 30, 2000 were $13,429 as compared to $838 for the quarter ended June 30, 1999 due to the amortization of the patent agency agreement.

The net loss for the three months ended June 30, 2000 amounted to $605,111 as compared to a loss of $174,691 for the three months ended June 30, 1999. The higher loss is due to the increased selling, general and administration expenses relating to the PowerLOC business, higher professional fees and the amortization of the patent agency agreement.

Six Months Ended June 30, 2000

The Company recorded no sales for the six months ended June 30, 2000 and June 30, 1999. The Company focussed its attention on the patent and license negotiations and the development of the PowerLOC personal and vehicle tracking products and expects to start earning revenue from these activities in the third and fourth quarters of the current fiscal year.

Selling, General and Administration Expenses for the six months ended June 30, 2000 were $816,500 as compared to $228,504 for the six months ended June 30, 1999. The increase is due to the operating expenses resulting from the acquisition of PowerLOC Technologies, Inc., on March 28, 2000 and increased corporate professional fees and patent related costs.

Depreciation and amortization charges for the six months ended June 30, 2000 were $26,770 as compared to $1,676 for the six months ended June 30, 1999 due to the amortization of the patent agency agreement.

The net loss for the six months ended June 30, 2000 amounted to $1,066,454 as compared to a loss of $344,576 for the six months ended June 30, 1999. The higher loss is due to the increased selling, general and administration expenses relating to the PowerLOC business, higher professional fees and the amortization of the patent agency agreement.

Liquidity and Capital Resources

         The Company had cash and cash equivalents on hand of $643,366 at June 30, 2000. The Company raised in excess of $1,700,000 cash during the first two quarters , through the price paid to exercise stock options and warrants and through the issuance of common shares. This amount was primarily the result of private sales of common shares and the price paid in connection with the exercise of warrants. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company raised $1,000,000 in July 2000 through debt financing and expects to close additional debt financing of $2,000,000 in August 2000. The Company is also negotiating an equity line, whereby it will be able to issue future registered common stock on an as-needed basis, although there can be no assurance that the planned financing will be available when needed or, if available, on terms that are favorable to the Company and its stockholders. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next six months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development activities.

Plan of Operation

         The Company is the exclusive licensing agent for a broad based patent (US Patent # 5,043,736) which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company has entered into an agreement to acquire all the rights to US Patent # 5,043,736, currently owned by Eastern Investments, LLC, in exchange for 4,900,000 shares of Common Stock and 4,200,000 stock options. The Company expects to close this transaction in August 2000. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company has announced the signing of two licensees in the second quarter of the 2000 fiscal year. As a result of the acquisition of PowerLOC Technologies Inc. and the projected growth in wireless location services, the Company is increasing its development activities relating to the miniature GPS tracking device. The Company plans to negotiate distribution or sales representation agreements with manufacturers and systems integrators to distribute these products and in May 2000 announced a strategic alliance with Compugen Systems Ltd. of Richmond Hill, Ontario to distribute and license the PowerLOC products. The Company also announced the hiring of a public relations firm at the end of the second quarter.

          The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company plans to subcontract its manufacturing activities. The Company plans to hire additional technical, sales and administrative employees prior to December 2000 and is also considering the acquisition of companies or businesses with complimentary technologies.

Research and Development

         A significant amount of time and effort was placed on research and development at the Company's inception. The Company uses contractors and third party companies to continue its research and development activities and has hired a number of engineers for its PowerLOC subsidiary, who are responsible for the development of the products and who supervise the work done by the contractors and third party engineers. The Company plans to hire additional engineers and is planning to increase its research and development activities in order to develop a set of location tracking solutions for various applications.

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements that reflect the Company's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, reliance on one product line for revenue, and other factors discussed under "Risk Factors." In the Company's Form 10-KSB which was filed on April 14, 2000. Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.                Description of Exhibit
         -----------                ----------------------

         27                         Financial Data Schedule

         (b)      Reports on form 8-K.

         The Company filed Form 8-K on April 14, 2000 regarding the acquisition of PowerLOC Technologies, Inc.

                                   SIGNATURES

        In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Paradigm Advanced Technologies, Inc.

Date:    August 2, 2000

                                            By:    /s/ David Kerzner
                                                   ---------------------------
                                                   David Kerzner
                                                   Chairman

                                            By:    /s/ Selwyn Wener
                                                   ---------------------------
                                                   Selwyn Wener
                                                   Chief Financial Officer