Form 10QSB/A
period 2000-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-11-14
CIK 1009781

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

                               (Amendment No. 1)

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

                             FINANCIAL INFORMATION

Item 1.  Financial Statements


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                      CONSOLIDATED INTERIM BALANCE SHEETS
                                  (Unaudited)



                                                    MAR 31, 2000        MAR 31, 1999

ASSETS
  Current Assets
    Cash                                           $  1,003,837         $    10,898
    Miscellaneous Receivables                      $     18,044         $     1,342
                                                   ------------         -----------

      Total Current Assets                         $  1,021,881         $    12,240

Capital Assets     (Note 1, Note 4)                $    148,662         $   180,451
                                                   ------------         -----------

Total Assets                                       $  1,170,543         $   192,691
                                                   ============         ===========


LIABILITIES
  Current Liabilities
    Accounts payable                               $    630,334         $   480,135
    Loans payable          (Note 5)                $    351,581         $   541,179
                                                   ------------         -----------

      Total Liabilities                            $    981,915         $ 1,021,314
                                                   ------------         -----------

SHAREHOLDERS' EQUITY
Share Capital (Note 6, Note 8)
Authorized 100,000,000 Common Stock
     at $0.0001 par value
Issued and outstanding stock
     52,660,361 as of March 31, 2000
     29,796,662 as of March 31, 1999               $ 14,286,057         $ 3,755,618
Common Share Purchase Options (Note 7)             $  5,936,166                  --
Deficit                                            $(20,033,595)        $(4,584,241)
                                                   ------------         -----------

      Total Shareholders' Equity                   $    188,628         $  (828,623)
                                                   ------------         -----------

      Total Liabilities & Shareholder's Equity      $ 1,170,543         $   192,691
                                                   ============         ===========


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                    INTERIM CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)


                                  For the         For the
                                  Three months    Three months
                                  Ended March 31, Ended March 31,
                                  2000            1999


Operating Expenses

Selling, General and
  Administration (Note 10)      $    271,740        $   145,773
Research & development          $ 14,836,666        $       956
Interest Expense                $     13,604        $     9,750
Amorization                     $     13,341        $       838
                                ------------        -----------

    Total Expenses              $ 15,135,351        $   157,317
                                ------------        -----------

Loss for the period             $(15,135,351)       $  (157,317)
                                ============        ===========


Loss per Share                  $      (0.44)       $     (0.01)
                                ===============================
Average common shares
  outstanding during period       34,660,258         29,796,662
                                ============        ===========




                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF DEFICIT
                                   (Unaudited)




                                        For the                  For the
                                        Three months             Three months
                                        Ended March 31,          Ended March 31,
                                        2000                     1999

Deficit - Beginning of the period       $(4,898,244)           $(4,426,924)

Loss for the period                     (15,135,351)              (157,317)
                                         ----------               --------

Deficit - end of period                $(20,033,595)              $(4,584,241)
                                       ============               ===========


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                   INTERIM CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)



                                                 For the Three   For the Three
                                                 Months          Months
                                                 Ended March 31  Ended March 31

                                                 2000            1999


Cash flows from operating activities

Net loss for the period                           $(15,135,351)      $(157,317)
Items not requiring an outlay of cash:
    Amortization of capital assets                $     13,341       $     838
    Common Share Purchase Options                 $     19,500               -
   Research and development included in
           PowerLOC acquisition                   $ 14,836,666               -


Net changes in non-cash working capital items
  related to operations
    Miscellaneous Receivable                      $    (11,725)      $     (40)
    Prepaids and Deposits                                    -       $ (13,089)
    Accounts Payable                              $   (138,175)      $  19,726
                                                  ------------       ---------

TOTAL CASH FLOW USED IN                           $   (415,744)      $(149,882)
            OPERATIONS                            ------------       ----------


Cash From Financing Activities
Proceeds of Common Stock Issuance                 $  1,920,439               -
Loans Payable                                     $   (200,923)      $ 149,864
                                                  ------------       ---------

TOTAL CASH FROM FINANCING
          ACTIVITIES                              $  1,719,516       $ 149,864
                                                  ------------       ---------


Cash Flows Used In Investing Activities
Acquisition of Fixed Assets                       $   (300,000)      $  (1,940)
                                                  ------------       ---------

TOTAL CASH FLOWS USED IN
          INVESTING ACTIVITIES                    $   (300,000)      $  (1,940)
                                                  ------------       ---------

NET INCREASE (DECREASE) IN CASH
  FOR THE PERIOD                                  $  1,003,772       $  (1,958)

Cash - beginning of the period                    $         65       $  12,856
                                                  ------------       ---------


Cash - end of the period                          $  1,003,837       $  10,898
                                                  ============       =========


                     Paradigm Advanced Technologies, Inc.

                          Notes To Interim Statement
                      For the Period Ended March 31, 2000
                                  (Unaudited)

Note 1.  BUSINESS OVERVIEW

    a) Paradigm Advanced Technologies, Inc. (the "Company") is a technology development company incorporated in Delaware on January 12, 1996. The Company owns the licensing rights to a broad based patent that covers the process by which satellite location signals are transmitted over a cellular network to a base unit. The Company is developing, through its PowerLOC subsidiary, a complete location based commerce solution, using a proprietary system architecture that includes mobile units that integrate global positioning system (GPS) receivers along with wireless cellular transceivers, as well as tracking servers.

    b) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 is not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, included in the company's annual report on form 10-K for the year ended December 31, 1999.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



    a)   Use of estimates

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

    b)   Principles of Consolidation

         The Company's consolidated financial statements include the assets, liabilities and results of operations of subsidiaries. All significant inter-company accounts and transactions have been eliminated.

    c)   Cash and Cash Equivalents

         Cash and cash equivalents consist of cash balances with banks and short-term investments with original maturities of less than three months.

d)   Capital assets

     Capital Assets are recorded at cost less accumulated depreciation.

     Depreciation is provided using the following annual rates:

          Computer Equipment - 30% - declining balance method

          Furniture and Fixtures - 20% - declining balance method


e)   Intellectual Property


     Intellectual properties are recorded at cost less accumulated amortization. Amortization is provided over their estimated useful lives:

          Patent Rights - 10 years - straight-line method

          License rights - 3 years - straight-line method

f)   Financial Instruments

     The carrying amount of cash and cash equivalents, miscellaneous receivables, accounts payable and loans payable approximates fair value at the period end.

g)   Loss per Share

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

h)   Income taxes

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

i)   Stock-based compensation plan

     In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation was issued. It introduces the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS No. 123.

j)   Research and Development

     Research and development costs, other than capital expenditures but including acquired research and development costs, are charged against income in the period incurred.

k)   Revenue recognition

        Sales are recognized upon delivery of goods and passage of title to customers. Licence fees are recognized as income over the terms of the licences.

Note 3. GOING CONCERN

        The Company is in its development stage and has not yet earned any significant revenues. Consequently, the Company has incurred losses since its incorporation in 1996. The Company has funded its operations to date through the issuance of shares and debt.

        The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to March 31, 2000, the Company raised approximately $1,900,000 through the exercising of stock options and warrants and through the issuance of common shares for cash.


Note 4. CAPITAL ASSETS

                       Cost          Accumulated    Net Book      Net Book
                                     Depreciation   Value         Value
                       Mar 31, 2000  Mar 31, 2000   Mar 31, 2000  Mar 31, 1999

Furniture, Fixtures
 and Computers           $ 20,744        $14,414       $  6,330    $ 12,287

Patent Agency Rights     $155,271        $12,939       $142,332    $168,164
                         --------        -------       --------    --------

                         $176,015        $27,353       $148,662    $180,451
                         ========        =======       ========    ========

Note 5. LOANS PAYABLE

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


Note 6. CAPITAL STOCK


                                            Common Shares
                                                   Number           $ Value

Balance at December 31, 1998                     29,796,662         $ 3,755,618
Debentures redeemed                                 200,000              10,000
                                                 ----------         -----------

Balance at December 31, 1999                     29,996,662         $ 3,765,618
Acquisition of PowerLOC (note 8)                  3,650,000           8,600,000

Debentures redeemed                               5,005,875             242,260
Options & warrants                                7,765,839           1,200,159
Issued during period                              6,241,985             478,020
                                                 ----------         -----------

Balance at March 31, 2000                        52,660,361         $14,286,057
                                                 ==========         ===========



Note 7. COMMON SHARE PURCHASE OPTIONS

                                           March 31, 2000      March 31, 1999
Acquisition of PowerLOC (note 8)           $    5,916,666                   -
Patent Agency Agreement                            19,500                   -
                                           --------------               -----
                                           $    5,936,166                   -
                                           ==============               =====


Note 8. STOCK OPTIONS AND WARRANTS

a) Options to purchase Common Shares have been issued under the Company's stock option plan to directors, officers, employees and consultants of the Company. Options outstanding at March 31, 2000 are as follows:

Year Granted    Expiry Date        Price Range       No. of Options

1996            Jan 2001            $0.05                     7,383,334
1997            Oct - Nov 2000      $0.12 - $0.40               355,000
1998            Mar 2001            $0.05 - $0.08             2,350,000
1999            Sep 2002            $0.01 - $0.05            11,650,000
2000            Mar 2003            $0.20 - $1.00             4,166,666
2000                                                          1,350,000 (1)
                                                             ----------
TOTAL STOCK OPTIONS OUTSTANDING                              27,255,000 (2)
                                                             ==========

(1) The 1,350,000 options issued in 2000 are Exchangeable Shares and arise out of the acquisition of PowerLOC (note 9). The definitions of beneficial ownership and the number of shares outstanding apply to shares of common stock and Exchangeable Shares as though they were the same security.

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

Expiry Date     Price Range           No. of Warrants

2000            $0.50                         420,000
2001            $0.05 - $0.25               5,700,000
2003            $0.02 - $0.25              11,199,000

2004            $0.125                        453,500
2005            $2.75                         120,000
                                           ----------

TOTAL WARRANTS OUTSTANDING                 17,892,500
                                           ==========


Note 9. POWERLOC ACQUISITION

On March 29, 2000, the Company completed the acquisition of 100% of Power Point Micro Systems Inc. and PowerLOC Technologies Inc (a Bahamas company), ("PowerLOC"). The acquisition has been accounted for using the purchase method. PowerLOC Technologies Inc. is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Power Point Micro Systems Inc. is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. Consideration was as follows:

Cash                                                                 $   300,000
Issuance of 3,650,000 common shares @ market value of $1.72            6,278,000
Issuance of 1,350,000 exchangeable shares @ market value of $1.72 2,322,000 Issuance of 4,166,666 options for common shares @ market
 value of $1.42                                                        5,916,666
Costs incurred                                                            20,000
                                                                     -----------
                                                                     $14,836,666
                                                                     ===========

The definitions of beneficial ownership and the number of shares outstanding apply to shares of common stock and exchangeable shares as though they were the same security.

The purchase price was allocated to research and development expenses in terms of FAS 2 (Accounting for Research and Development Costs).

PowerLoc Technologies Inc. (Bahamas) remains the owner of the location technology acquired in the transaction and any improvements. Another subsidiary of Paradigm, PowerLOC Technologies Inc. (an Ontario corporation) is currently marketing and enhancing the technology under license from PowerLOC.

The shares of the acquired companies have been pledged as security for the performance of the Company under the terms of the agreement.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

          Risk-free interest rate                           6.7%
          Dividend yield                                      0%
          Expected life                                  3 years
          Stock price volatility                            100%

The Company committed to register and make freely tradable 25% of the 5,000,000 common shares issued in connection with the transaction in each of the following four quarters. The Company further agreed that if at the end of each quarter, the number of Paradigm shares made free trading have an aggregate value of less than $500,000, the Company shall issue to the vendor additional shares, or the equivalent amount as shall be necessary so that the aggregate value of free trading shares becoming unrestricted in such quarter for the benefit of the vendor shall not be less than $500,000. The amounts advanced will be repaid to the Company upon shares becoming freely trading, provided that such shares have a market value that exceeds the committed amount.

Note 10. LEGAL PROCEEDINGS

In February 1998, the Company acquired all the shares of 1280884 Ontario Inc. and its wholly owned subsidiary North York Leasing Inc. (the "Acquired Companies"). The Company issued 3,720,000 Common Shares to the vendors of the Acquired Companies at a price of 25 cents per share representing a cost of $930,000 and was required to issue additional shares to these vendors if during any one consecutive 60 day trading period between April 1998 and February 1999, the average closing price of the Company's shares was less than 25 cents, so that the total consideration was the equivalent of $930,000. The Company has instituted legal action against the legal firm who represented all the parties in the above transaction and who was the escrow agents for the above shares and is claiming that these shares be canceled and that damages be paid to the Company. The Company has obtained a full release from the vendors, whereby they agreed to waive their rights to receive any additional shares in connection with this transaction.

        In March 2000, the Company was named as the defendant in a lawsuit brought by Luigi Brun in Canada. The complaint claimed 300,000 common shares and additional monetary damages arising out of disputes relating to an alleged obligation to issue common shares. Subsequent to the quarter, the Company issued 300,000 common shares in full settlement of this claim.

        In March 2000, the Company was named as the defendant in a lawsuit brought by Pines International, Inc. in Canada. The complaint claimed specific performance and monetary damages arising out of a dispute relating to an alleged financing agreement. Subsequent to the quarter, the Company obtained a full release from the complaint, and did not issue any additional payments or shares.

        In April 2000, the Company was named as the defendant in a lawsuit brought by Barrett Evans in the United States District Court, Central District of California. The complaint claimed over 500,000 common shares and monetary damages arising out of a dispute relating to the terms of a convertible promissory note. The Company issued 250,000 common shares in full settlement of this claim.

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

Selling, General and Administration Expenses for the three months ended March 31, 2000 were $271,740 as compared to $145,773 for the three months ended March 31, 1999. The increase is mainly due to higher professional fees and costs related to the patent agency agreement. As a result of the acquisition of PowerLOC Technologies Inc., the Company expects to increase its operating expenses substantially in the future by hiring additional staff and incurring additional research and development, selling, marketing and administrative costs. The Company also expects to incur additional licensing costs as it increases its patent licensing activities.

The net loss for the three months ended March 31, 2000 amounted to $15,135,351 as compared to a loss of $157,317 for the three months ended March 31, 1999. The loss for the 2000 period includes non-cash charges of $14,836,666 for the expensing of the technology acquired on the acquisition of PowerLOC. The higher loss is due to the increased selling, general and administration expenses, higher interest charges and the amortization of the patent agency agreement.


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