Form 10QSB/A
period 2000-06-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-11-14
CIK 1009781

                              Document is copied.
                    U.S. SECURITIES AND EXCHANGE COMMISSION

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

Yes   X   No
    -----    -----

     As of July 24, 2000 the issuer had 59,857,816 shares of its common stock issued and outstanding.

     Traditional Small Business Disclosure Format (check one):

Yes       No   X
    -----    -----

                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEETS AS AT

                                                       JUNE 30         JUNE 30
                                                        2000            1999

                                                     (unaudited)     (unaudited)

ASSETS

Current Assets
Cash and cash equivalents                         $    643,366     $        561
Miscellaneous receivables                               32,289            1,342
Prepaids and deposits                                  128,239          524,456
                                                  ------------     ------------

Total Current Assets                                   803,894          526,359

Capital Assets (note 4)                                155,287          168,299
                                                  ------------     ------------

Total Assets                                      $    959,181     $    694,658
                                                  ============     ============

LIABILITIES

Current Liabilities
Accounts payable                                  $    737,550     $    565,750
Loans payable (note 5)                                 348,856          541,179
                                                  ------------     ------------

Total Liabilities                                    1,086,406        1,106,929
                                                  ------------     ------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital (notes 6 and 7)                       14,439,394        3,755,618
Authorized: 100,000,000 Common Stock at
$0.0001 par value

Issued and outstanding stock:
54,193,361 as of June 30, 2000
29,996,662 as of December 31, 1999
Common share purchase options                        6,109,737          195,908
Additional paid in capital                           1,226,799          804,912

Deficit                                            (21,903,155)      (5,168,709)
                                                  ------------     ------------

Total Shareholders' (Deficiency)                      (127,225)        (412,271)
                                                  ------------     ------------

Total Liabilities and Shareholders' Equity        $    959,181     $    694,658
                                                  ============     ============


The accompanying notes are an integral part of these Financial Statements.


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the three months ended      For the six months ended
                                                  June 30,                       June 30,
                                           2000            1999            2000           1999
                                       (unaudited)     (unaudited)     (unaudited)    (unaudited)

Revenue
Interest                              $      3,829    $       --      $      3,829    $       --
                                      ------------    ------------    ------------    ------------

Operating Expenses

Selling, general and administration        743,656          80,691       1,025,126         226,464
Research and development                   103,236           1,084      14,930,171           2,040
Depreciation and amortization               13,429             838          26,770           1,676
Interest expense                            50,750          92,078         227,013         114,396
                                      ------------    ------------    ------------    ------------

Total Operating Expenses                   911,071         174,691      16,209,080         344,576
                                      ------------    ------------    ------------    ------------

Loss for the period                   $   (907,242)   $   (174,691)   $(16,205,251)   $   (344,576)
                                      ============    ============    ============    ============

Loss per Share                        $      (0.02)   $      (0.01)   $      (0.37)   $      (0.01)
                                      ============    ============    ============    ============

Average common shares
outstanding during period               53,127,438      29,796,662      43,939,822      29,796,662
                                      ============    ============    ============    ============


The accompanying notes are an integral part of these Financial Statements.


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                       CONSOLIDATED CASH FLOW STATEMENTS

                                                                               For the six months ended
                                                                                         June 30,
                                                                                  2000              1999

                                                                              (unaudited)       (unaudited)
Cash flows from operating activities

Loss for the period                                                           $(16,205,251)   $   (344,576)
Items not requiring an outlay of cash
   Amortization of capital assets                                                   26,770           1,676
   Amortization of debt discount to interest expense                               202,408          92,346
   Common share purchase options                                                    19,500              --
   Research and development included in
           PowerLOC acquisition                                                 14,846,397              --
   Options issued to employees with strike price below market price                292,400              --
Net changes in non-cash working capital items related to operations
   Miscellaneous receivables                                                       (25,968)            (40)
   Prepaids and deposits                                                                --         (13,191)
   Accounts payable                                                                (30,959)        105,341
                                                                              ------------    ------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                          (874,703)       (158,444)
                                                                              ------------    ------------
Cash flows from financing activities

Loan payable                                                                            --         149,864
Proceeds of common stock issuance                                                1,847,791              --
                                                                              ------------    ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                         1,847,791         149,864
                                                                              ------------    ------------

Cash flows from investing activities

Acquisition of capital assets                                                     (329,787)         (3,715)
                                                                              ------------    ------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                          (329,787)         (3,715)
                                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS FOR THE PERIOD                                                    643,301         (12,295)
Cash and cash equivalents - Beginning of the period                                     65          12,856
                                                                              ------------    ------------
Cash and cash equivalents - End of the period                                 $    643,366    $        561
                                                                              ============    ============
Cash and cash equivalents are comprised as follows:

Cash                                                                          $    243,777    $        561
Short-term investments                                                             399,589              --
                                                                              ------------    ------------

Cash and cash equivalents - End of the period                                 $    643,366    $        561
                                                                              ============    ============

The accompanying notes are an integral part of these Financial Statements.


                     PARADIGM ADVANCED TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                       For the six months ended
                                                               June 30,
                                                         2000           1999
                                                      (unaudited)    (unaudited)
Common stock
        Balance, beginning of period               $  3,765,618    $  3,755,618
        Exercise of stock options                     1,334,496               -
        Issued for cash                                 440,000               -
        Debentures redeemed                             248,260               -
        Issued for acquisition of PowerLOC            8,600,000               -
        Issued for acquisition of patent license         29,000               -
        Issued for other consideration                   22,020               -
                                                   ------------    ------------

        Balance, end of period                       14,439,394       3,755,618
                                                   ------------    ------------

Common share purchase options
        Balance, beginning of period                          -               -
        Adjustments (note 9)                            195,908         195,908
        Issued on acquisition of PowerLOC             5,916,666               -
        Issued for acquisition of patent license         19,500               -
        Exercise of stock options                       (22,337)              -
                                                   ------------    ------------

       Balance, end of period                         6,109,737         195,908
                                                   ------------    ------------

Additional paid in capital
        Balance, beginning of period                          -               -
        Adjustments (note 9)                            832,399         619,452
        Options issued to employees with
           strike price below market price              292,400               -
        Additions                                       102,000         185,460
                                                   ------------    ------------

       Balance, end of period                         1,226,799         804,912
                                                   ------------    ------------

Deficit
        Balance, beginning of period                 (4,898,243)     (4,426,924)
        Adjustments (note 9)                           (799,661)       (397,209)
        Loss for the period                         (16,205,251)       (344,576)
                                                   ------------    ------------

Balance, end of period                              (21,903,155)     (5,168,709)
                                                   ------------    ------------

Total Shareholders' (Deficiency)                   $   (127,225)   $   (412,271)
                                                   ============    ============

                     Paradigm Advanced Technologies, Inc.

                  Notes To Consolidated Financial Statements
                                   (unaudited)

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

g)   Foreign Currency Translation

     A subsidiary of the Company maintains its books and records in Canadian dollars. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

     The translation of the financial statements of this wholly-owned subsidiary from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be realized at the conversion rates. Adjustments resulting from the translation are included in the accumulated other comprehensive loss in stockholders' equity.

h)   Loss per Share

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

i)   Income taxes

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

j)   Stock-based compensation plan

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

k)   Research and Development

     Research and development costs, other than capital expenditures but including acquired research and development costs, are charged against income in the period incurred.

l)   Revenue recognition

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

        The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to June 30, 2000, the Company raised approximately $1,800,000 through the exercising of stock options and warrants and through the issuance of common shares for cash.

Note 4. CAPITAL ASSETS



                                                June 30, 2000      June 30, 1999

     Furniture, Fixtures and Computers             $ 40,802           $ 25,561
     Patent Agency Rights                           155,270            155,075
                                                    -------            -------
                                                    196,072            180,636
      Less: Accumulated Depreciation                 40,785             12,337
                                                   --------           --------
                                                   $155,287           $168,299
                                                   ========           ========


Note 5. LOANS PAYABLE

a) Loans payable include loans amounting to $197,855 (1999 - $243,842) are payable on demand and are secured by a pledge over all the assets of the Company. Interest is payable on these secured loans at a rate of prime plus 4%. Of theses loans, $68,193 at June 30, 2000 was owing to directors of the Company.

b) Convertible promissory notes of $151,000 (1999 - $205,000) are convertible into common shares at rates of $0.02 - $0.05 per share (1999 - $0.05 per share). $25,000 of these notes were due and payable on December 31, 1999 and are the subject of the dispute in note 8. The remaining $126,000 at June 30, 2000, are due and payable in 2000. Interest is payable on these convertible promissory notes at a rate of 12.5% per annum.

Note 6. STOCK OPTIONS AND WARRANTS


Options outstanding                   Number         Range      Weighted average
                                                                 exercise price


Balance, December 31, 1999           22,303,201    $0.01 - 0.40      $   0.05
Granted during the period            16,451,666    $0.20 - 3.00          1.02
Exercised during the period          (1,564,867)   $0.05 - 0.20          0.06
                                     ----------    ------------      --------

Balance, June 30, 2000               37,190,000    $0.01 - 3.00      $   0.54
                                     ==========    ============      ========

Options outstanding include 1,350,000 Exchangeable Shares which arise out of the acquisition of PowerLOC (note 7).

The following warrants were outstanding at June 30, 2000:

            Expiry date    Price range                  No. of Warrants

               2000           $0.50                         370,000
               2001        $0.05 - 0.25                   5,700,000
               2003        $0.02 - 0.25                  10,925,000
               2004           $0.125                        453,500
               2005           $2.75                         120,000
                                                         ----------
           TOTAL WARRANTS OUTSTANDING                    17,568,500
                                                         ==========

Employee Stock Option Plan

The consolidated financial statements include a compensation charge of $292,400 (1999: nil) for the six months ended June 30, 2000 and $292,400 (1999: nil) for the three months ended June 30, 2000 resulting from employee stock options issued at a value below market value at the grant dates.

Note 7. POWERLOC ACQUISITION


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

         Cash                                                                            $   300,000
         Issuance of 3,650,000 common shares @ market value of $1.72                       6,278,000
         Issuance of 1,350,000 exchangeable shares @ market value of $1.72                 2,322,000
         Issuance of 4,166,666 options for common shares @ market value of $1.42           5,916,666
         Costs incurred                                                                       29,731
                                                                                        ------------

                                                                                        $ 14,846,397
                                                                                        ============

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

Subsequent to the quarter-end, a loan of $320,000 to the vendor of PowerLOC has been advanced pursuant to the acquisition agreement and treated as a reduction of paid in capital. The Company committed to register and make freely tradable 25% of the 5,000,000 common shares issued in connection with the transaction in each of the following four quarters. The Company further agreed that if at the end of each quarter, the number of Paradigm shares made free trading have an aggregate value of less than $500,000, the Company shall issue to the vendor additional shares, or the equivalent amount as shall be necessary so that the aggregate value of free trading shares becoming unrestricted in such quarter for the benefit of the vendor shall not be less than $500,000. The remaining commitment is for the Company to advance up to an additional $1,680,000 over a period of one year after closing, to the extent that the shares made freely trading in each quarter do not exceed a market value of $500,000. The amounts advanced will be repaid to the Company upon shares becoming freely trading, provided that such shares have a market value that exceeds the committed amount.

Note 8. LEGAL PROCEEDINGS

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


     In July 2000, the Company's subsidiary was named as one of the defendants in a lawsuit brought by Murray Ruben, in the Province of Ontario, Canada. The complaint claimed a percentage of the value of the PowerLOC acquisition and other monetary damages and injunctive relief arising out of a dispute relating to an alleged financing agreement. The Company issued 170,000 common shares and $110,00 cash in full settlement of this claim.

Note 9. ADJUSTMENTS

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
             Volatility                                170% to 180%

As a result of these adjustments, the following have been increased:

                                                    June 30,
                                                    2000

Share capital                                      $        -
Common share purchase options                         195,908
Deficit                                              (195,908)
                                                   ----------

Total shareholders' (deficiency)                   $        -
                                                   ==========

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


As a result of these adjustments, the following have been increased:



                                             For the three      For the six
                                             months ended       months ended
                                             June 30, 1999      June 30, 1999


Interest expense                                $ 79,778          $ 92,346
Loss for the period                             $ 79,778          $ 92,346

                                             June 30, 1999

Prepaid expenses                               $ 511,265
                                                 -------

Total assets                                   $ 511,265
                                                 =======

Share capital                                  $ -
Common share purchase options                    195,908

Additional paid in capital                       804,912
Deficit                                         (489,555)
                                                 -------

Total shareholders' (deficiency)               $ 511,265
                                                 =======

Note 10. SUBSEQUENT EVENTS

In July 2000, the Company negotiated and closed a secured loan for $1,000,000. The loan is payable on January 30, 2001 and interest is payable at a rate of 10% per annum. The loan is secured over the assets of the company, but is postponed in favor of the existing prior charges as described in note 5 (a).

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

Selling, General and Administration Expenses for the three months ended June 30, 2000 were $743,656 as compared to $80,691 for the three months ended June 30, 1999. The increase is due to the higher operating expenses resulting from the acquisition of PowerLOC Technologies Inc., on March 29, 2000. The Company hired technical, sales and administrative staff during the quarter ended June 30, 2000 and incurred incurred research and development costs, professional fees, travel and consulting fees relating to the PowerLOC business. The Company also incurred higher corporate professional fees and additional patent related costs.

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

The net loss for the three months ended June 30, 2000 amounted to $907,242 as compared to a loss of $174,691 for the three months ended June 30, 1999. The higher loss is due to the increased selling, general and administration expenses, higher interest charges and the amortization of the patent agency agreement.

Six Months Ended June 30, 2000

The Company recorded no sales for the six months ended June 30, 2000 and June 30, 1999. The Company focussed its attention on the patent and license negotiations and the development of the PowerLOC personal and vehicle tracking products and expects to start earning revenue from these activities in the fourth quarter of the current fiscal year.

Selling, General and Administration Expenses for the six months ended June 30, 2000 were $1,025,126 as compared to $226,464 for the six months ended June 30, 1999. The increase is due to the operating expenses resulting from the acquisition of PowerLOC Technologies Inc., on March 29, 2000 and increased corporate professional fees and patent related costs.

Depreciation and amortization charges for the six months ended June 30, 2000 were $26,770 as compared to $1,676 for the six months ended June 30, 1999 due to the amortization of the patent agency agreement.

The loss for the 2000 period includes non-cash charges of $14,846,397 for the expensing of the technology acquired on the acquisition of PowerLOC. The higher loss is due to the increased selling, general and administration expenses, higher interest charges and the amortization of the patent agency agreement.

Liquidity and Capital Resources

     The Company had cash and cash equivalents on hand of $643,366 at June 30, 2000. The Company raised in excess of $1,700,000 cash during the first two quarters , through the price paid to exercise stock options and warrants and through the issuance of common shares. This amount was primarily the result of private sales of common shares and the price paid in connection with the exercise of warrants. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company raised $1,000,000 in July 2000 through debt financing. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next six months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development activities.

Plan of Operation

     The Company is the exclusive licensing agent for a broad based patent (US Patent # 5,043,736) which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company has entered into an agreement to acquire all the rights to US Patent # 5,043,736, currently owned by Eastern Investments, LLC, in exchange for 4,500,000 shares of Common Stock and 4,200,000 stock options. The Company expects to close this transaction in September 2000. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company has announced the signing of two licensees in the second quarter of the 2000 fiscal year. As a result of the acquisition of PowerLOC Technologies Inc. and the projected growth in wireless location services, the Company is increasing its development activities relating to the miniature GPS tracking device. The Company plans to negotiate distribution or sales representation agreements with manufacturers and systems integrators to distribute these products and in May 2000 announced a strategic alliance with Compugen Systems Ltd. of Richmond Hill, Ontario to distribute and license the PowerLOC products. The Company also announced the hiring of a public relations firm at the end of the second quarter.

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