Form 10QSB
period 2000-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2000-11-14
CIK 1009781

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   September 30, 2000
                                ---------------
[_]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from ____________________ to ____________________

                        Commission File Number: 028836
                        ------------------------------
                     Paradigm Advanced Technologies, Inc.
                  ------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                  33-0692466
       ----------------                           ----------------
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

    As of November 8, 2000 the issuer had 70,978,679 shares of its common stock issued and outstanding.

    Traditional Small Business Disclosure Format (check one):

Yes              No    X
    --------        ---------


________________________________________________________________________________
                                                                          Page 1

                     PARADIGM ADVANCED TECHNOLOGIES, INC
                       (a development stage enterprise)

                       CONSOLIDATED BALANCE SHEETS AS AT

                                                               SEPTEMBER 30          DECEMBER 31,
                                                                   2000                 1999
                                                                   ----                 ----
                                                                (unaudited)

ASSETS
Current Assets
Cash and cash equivalents                                    $    2,519,879        $            65
Miscellaneous receivables                                            60,693                  6,321
Prepaids and deposits                                               123,743                248,843
Inventory                                                            39,421                      -
                                                             --------------        ---------------
Total Current Assets                                              2,743,736                255,229

Deferred tax recoverable (note 14)                                  806,000                      -
Capital Assets (note 3)                                              91,670                  6,730
Intellectual Property (note 5)                                   14,613,511                155,075
Investments (note 8)                                                613,550                      -

                                                             --------------        ---------------
Total Assets                                                 $   18,868,467        $       417,034
                                                             ==============        ===============

LIABILITIES

Current Liabilities
Accounts payable                                             $    1,285,797        $       768,508
Loans payable (note 6)                                            1,316,389                552,504

                                                             --------------        ---------------
Total Liabilities                                                 2,602,186              1,321,012
                                                             --------------        ---------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital (note 6)                                                7,092                  3,000
Authorized: 100,000,000 Common Stock at $0.0001
 par value
Issued and outstanding stock:
70,922,812 as of September 30, 2000
29,996,662 as of December 31, 1999
Additional paid in capital                                       54,472,282              4,273,481
Common stock purchase options                                     6,109,737                195,908
Warrants                                                            678,536                321,536
Cumulative other comprehensive loss (note 9)                         (5,912)                     -
Deficit                                                         (44,995,454)            (5,697,903)

                                                             --------------        ---------------
Total Stockholders' Equity (Deficiency)                          16,266,281               (903,978)
                                                             --------------        ---------------

Total Liabilities and Stockholders' Equity                   $   18,868,467        $       417,034
                                                             ==============        ===============

The accompanying notes are an integral part of these Financial Statements.

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                       (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the three months ended                 For the nine months ended
                                                      September 30,                              September 30,
                                               2000                  1999                 2000                  1999
                                               ----                  ----                 ----                  ----
                                            (unaudited)           (unaudited)          (unaudited)           (unaudited)
Revenue
Royalties                                  $    10,000           $        -         $       10,000          $        -
Interest                                        17,532                    -                 21,361                   -
                                         --------------------------------------------------------------------------------
                                                27,532                    -                 31,361                   -
                                         --------------------------------------------------------------------------------
Operating Expenses

Research and development                       194,214                    -             15,124,385                 2,040
Selling, general and administration         23,342,472                 66,800           24,367,598               293,264
Amortization                                   318,262                    838              345,032                 2,514
Interest                                        70,884                 94,081              297,897               208,477

                                         --------------------------------------------------------------------------------
Total Operating Expenses                    23,925,832                161,719           40,134,912               506,295
                                         --------------------------------------------------------------------------------
Loss before income tax                     (23,898,300)              (161,719)         (40,103,551)             (506,295)

Deferred tax recovery (note 14)                492,000                    -                806,000                   -
                                         --------------------------------------------------------------------------------
Loss for the period                      $ (23,406,300)          $   (161,719)      $  (39,297,551)         $   (506,295)
                                         ================================================================================
Loss per Share                           $       (0.37)          $      (0.01)      $        (0.78)         $      (0.02)
                                         ================================================================================
Average common shares
outstanding during period                   63,111,076             29,762,662           50,376,885            29,762,662
                                         ================================================================================

                     PARADIGM ADVANCED TECHNOLOGIES, INC.
                       (a development stage enterprise)

                       CONSOLIDATED CASH FLOW STATEMENTS

                                                                                            For the nine months ended
                                                                                                  September 30,
                                                                                          2000                     1999
                                                                                          ----                     ----
                                                                                       (unaudited)              (unaudited)
Cash flows from operating activities

Loss for the period                                                                   $ (39,297,551)            $ (506,295)
Items not requiring an outlay of cash
   Amortization of capital assets                                                           345,032                  2,514
   Deferred tax                                                                            (806,000)
   Research and development included in PowerLOC acquisition                             14,516,666
   Options issued to consultants                                                         20,992,417
   Options issued to employees with strike price below market price                       1,660,250
   Amortization of debt discount to interest expense                                        239,962                173,602
   Write-off of patent agency rights                                                        129,392
   Common stock and options issued in payment of expenses                                   147,524
Net changes in non-cash working capital items related to operations
   Miscellaneous receivables                                                                (54,372)                   (40)
   Prepaids and deposits                                                                    (33,058)               (13,351)
   Accounts payable                                                                         572,335                178,698
   Inventory                                                                                (39,421)
                                                                                      ------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                 (1,626,824)              (164,872)
                                                                                      ------------------------------------
Cash flows from financing activities

Loan payable                                                                              1,000,000                160,864
Proceeds of common stock issuance                                                         3,272,704
                                                                                      ------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                                  4,272,704                160,864
                                                                                      ------------------------------------
Cash flows from investing activities

Acquisition of capital assets                                                               (93,167)                (3,715)
Acquisition of intellectual property                                                        (10,937)                     -
Acquisition of equity investment                                                            (16,050)
                                                                                      ------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                                   (120,154)                (3,715)
                                                                                      ------------------------------------
Effect of foreign currency exchange rate changes                                             (5,912)
                                                                                      ------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                       2,519,814                 (7,723)
Cash and cash equivalents - Beginning of the period                                              65                 12,856
                                                                                      ------------------------------------
Cash and cash equivalents - End of the period                                         $   2,519,879             $    5,133
                                                                                      ====================================
Cash and cash equivalents are comprised as follows:

Cash                                                                                  $   1,552,344             $    5,133
Short-term investments                                                                      967,535                      -
                                                                                      ------------------------------------
Cash and cash equivalents - End of the period                                         $   2,519,879             $    5,133
                                                                                      ====================================

Note: See Note 8 for supplemental information
The accompanying notes are an integral part of these Financial Statements.

                 PARADIGM ADVANCED TECHNOLOGIES, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                    Common Stock
                                                                                        Common               Cumulative
                                                                                         Stock                  other
                                                 Shares       Amount      Additional    Purchase             comprehen-    Deficit
                                                                       paid in capital  Options    Warrants   sive loss
Balance at December 31, 1998                     29,796,662   2,980       3,752,638                                      (4,426,924)
      Adjustment (note 12)                                                  510,863      195,908    321,536                (799,659)
      Loss for the period                                                                                                  (471,320)
      Debentures redeemed                           200,000      20           9,980
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1999                     29,996,662   3,000       4,273,481      195,908    321,536              (5,697,903)
      Loss for the period                                                                                               (39,297,551)
      Exercise of stock options and warrants     11,859,835   1,186       1,848,593      (22,337)
      Exercise of convertible debt                                           45,000                  57,000
      Issued for cash                             6,940,288     694       1,832,306
      Debentures redeemed                         5,430,875     543         272,717
      Issued on acquisition of PowerLOC           3,650,000     365       8,279,635    5,916,666
      Issued on acquisition of patent license       100,000      10          28,990       19,500
      Issued for other consideration                545,152      54          49,133
      Patent acquisition                          8,700,000     870      19,782,630
      Issued for WorldLink USA L.L.P.             3,700,000     370         129,130                 300,000
      Options issued to consultants                                      20,992,417
      Options issued for patent rights                                    4,350,000
      Options issued to employees                                         1,660,250
      Subscriptions receivable                                           (9,240,000)
      Common stock payable                                                  168,000
      Cumulative comprehensive loss                                                                            (5,912)
                                                -----------------------------------------------------------------------------------
Balance at September 30, 2000                    70,922,812   7,092      54,472,282    6,109,737    678,536    (5,912)  (44,995,454)
                                                ===================================================================================

The accompanying notes are an integral part of these Financial Statements.

                     Paradigm Advanced Technologies, Inc.
                       (a development stage enterprise)

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

     b) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto, included in the company's annual report on form 10-K for the year ended December 31, 1999.

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

          Amortization is provided using the following annual rates:


________________________________________________________________________________
                                                                          Page 6

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


     e)   Intellectual Property

          Intellectual properties are recorded at cost less accumulated amortization. Amortization is provided over their estimated useful lives:

          Patent Rights - 10 years - straight-line method

          License rights - 3 years - straight-line method

     f)   Investments

          The Company has a non-controlling investment in a non-publicly traded company, which is accounted for using the equity method of accounting. The Company monitors this investment for impairment and makes appropriate reductions in carrying values when appropriate.

     g)   Financial Instruments

          The carrying amount of cash and cash equivalents, miscellaneous receivables, accounts payable and loans payable approximates fair value at the period end.

     h)   Foreign Currency Translation

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

     i)   Loss per Share

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

     j)   Income taxes

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


________________________________________________________________________________
                                                                          Page 7

     k)   Stock-based compensation plan

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

     l)   Research and Development

          Research and development costs, other than capital expenditures but including acquired research and development costs, are charged against income in the period incurred.

     m)   Revenue recognition

          Sales are recognized upon delivery of goods and passage of title to customers.
          Licence fees are recognized as income over the terms of the licences.

     n)   Comprehensive income

          The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

Note 3.   GOING CONCERN

          The Company is in its development stage and has not yet earned any significant revenues. Consequently, the Company has incurred losses since its incorporation in 1996. The Company has funded its operations to date through the issuance of shares and debt.

          The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to September 30, 2000, the Company raised approximately $3,272,000 through the exercising of stock options and warrants and through the issuance of common shares for cash.


Note 4.   CAPITAL ASSETS


                                                         September 30,      December 31,
                                                        --------------     -------------
                                                                  2000              1999
                                                                  ----              ----
Furniture, Fixtures and Computers                              $113,911           $20,744
Less: Accumulated Amortization                                   22,241            14,014
                                                               --------           -------
                                                               $ 91,670           $ 6,730
                                                               ========           =======


Note 5.   INTELLECTUAL PROPERTY


                                                         September 30,      December 31,
                                                        --------------     -------------
                                                                  2000              1999
                                                                  ----              ----
Patent Rights                                               $14,924,437           $      -
Patent Agency Rights                                                  -            155,075
                                                            -----------           --------


________________________________________________________________________________
                                                                          Page 8

                                                             14,924,437            155,075
Less: Accumulated Amortization                                  310,926                  0
                                                            -----------           --------
                                                            $14,613,511           $155,075
                                                            ===========           ========

          Patent Rights - During the third quarter the Company issued 4,500,000 common shares, valued at $10,543,500 to acquire the licensing rights to US Patent # 5,043,736. The patent is for a broad based process patent, which covers the apparatus and method of transmitting position information from satellite navigational signals (such as GPS) over cellular systems to a base unit and displays the location of a person or object, so equipped.

          The vendor was also issued 4,200,000 common shares subject to an escrow agreement which the Company has recorded as a subscription receivable. The vendor may, at any time after July 16, 2001, require the escrow agent to sell the shares, and remit to the Company from the proceeds at a price per share of $2.20, up to July 16, 2002, and that amount plus $0.20 per share per year, thereafter.

          The Company also issued 3,000,000 options for common shares for services rendered in acquiring the licensing rights to the patent. The fair value of the options granted was estimated at $4,350,000 on the date of grant using the Black-Scholes pricing model using the following assumptions:

               Risk-free interest rate                           6.7%
               Dividend yield                                      0%
               Expected life                                 4 years
               Stock price volatility                            100%

          As the agreements terminated the previously owned agency rights to license the use of the patent, the net book value of the patent agency agreement has been written off, resulting in a charge to earnings of $129,392.


Note 6.   LOANS PAYABLE

          a) Loans payable include loans amounting to $1,196,389 (1999 - $243,842) which are payable on demand and are secured by a pledge over all the assets of the Company. Interest is payable on $196,389 of these secured loans at a rate of prime plus 4% and on $1,000,000 at a rate of 10%. Of these loans, $1,067,322 at September 30, 2000 was owing to directors of the Company or a company with which they are affiliated.

          Subsequent to September 30, 2000, the Company renegotiated the terms of repayment on the $1,000,000 loan as follows:
          . $500,000 by the exercise in November 2000 of 2,000,000 existing warrants at $0.25 per share;
          .  $25,000 in November 2000;
          .  $250,000 on January 31, 2001; and
          .  225,000 plus accrued interest, on July 31, 2001
          The lender has the option to convert the balance of the loan at any time into common stock at a price of $1.00 per share.

          b) Convertible promissory notes of $120,000 (1999 - $216,000) are convertible into common shares at rates of $0.02 - $0.05 per share (1999 -$0.02 - $0.05 per share). The notes currently outstanding are due and payable December 31, 2000. Interest is payable on these convertible promissory notes at a rate of 12.5% per annum. A portion of these convertible promissory notes has been allocated to the intrinsic value of the beneficial conversion feature and recognized as additional paid in capital (note 12). The effective interest rate of the amortization of the intrinsic value and the actual rate is a combined 86% (1999 - 107%).

Note 7.   STOCK OPTIONS AND WARRANTS

                                                           Weighted average
Options outstanding              Number         Range       exercise price

Balance, December 31, 1999     22,303,201   $0.01 -  0.40        $0.05
Granted during the period      37,821,666   $0.20 - 12.50         2.03
Exercised during the period    (2,973,201)  $0.01 -  0.20         0.05
                               ----------   -------------        -----


________________________________________________________________________________
                                                                          Page 9

Balance, September 30, 2000    57,151,666   $ 0.01 - 12.50            $1.36
                               ==========   =============             =====

Options outstanding include 1,248,750 Exchangeable Shares which arise out of the acquisition of PowerLOC (note 8).

On September 7, 2000, the Company entered into an agreement for consulting services for two years with compensation of 1,600,000 common stock options. The options are to be issued evenly over the period October 1, 2000 to July 1, 2002 at prices ranging from $2.00 to $12.50 and are exercisable three years from the respective issue dates.

The following warrants were outstanding at September 30, 2000:


     Expiry date               Price range     Number

         2001             $0.05 - 0.25         5,700,000
         2003             $0.02 - 2.50        11,820,333
         2005             $       2.75           120,000
         2010             $       1.00        12,500,000
                                              ----------
     TOTAL WARRANTS OUTSTANDING               30,140,333
                                              ==========

Services Paid by Stock Options

In consideration for services rendered by a number of consultants, the Company granted a total of 17,040,000 options for the nine months ended September 30, 2000 and 17,040,000 options for the three months ended September 30, 2000, resulting in a charge to the consolidated financial statements of $20,992,417 for the nine months ended September 30, 2000 and $20,992,417 for the three months ended September 30, 2000. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

     Risk-free interest rate      6.1 - 6.7%
     Dividend yield                       0%
     Expected life                    3 - 6 years
     Stock price volatility             100%

If the 17,040,000 options, issued or commited, were all exercised at their weighted average strike price of $2.33 per share, the company would receive a cash infusion, for capital stock, amounting to $39,668,500.

Employee Stock Option Plan

The consolidated financial statements include a compensation charge of $1,660,250 (1999: nil) for the nine months ended September 30, 2000 and $1,367,850 (1999: nil) for the three months ended September 30, 2000 resulting from employee stock options issued at a value below market value at the grant dates.

Note 8.  BUSINESS ACQUISITIONS

1.   PowerLOC acquisition

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

________________________________________________________________________________
                                                                         Page 10


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

2.   Worldlink acquisition

          In the third quarter, the Company entered into an agreement ("the Agreement") with Pangea Petroleum Corporation ("Pangea") to form a strategic alliance. The primary activity of the joint venture will be to act as an incubator in seeking out companies with technologies in which WorldLink can make appropriate investments in new and complimentary technologies. As part of the Agreement, the Company and Pangea agreed as follows:

     a) The Company acquired all of the Class B membership units of Worldlink USA, L.L.C. ("Worldlink") for 7,500,000 common shares and 12,500,000 warrants, to WorldLink. These units represent 50% of the membership units of Worldlink. Worldlink is a development stage company that owns or licenses video streaming, a library of concerts and Audio Streaming Format production.

     b) The Company has issued only 2,700,000 of the common shares and has a commitment to issue the remaining 4,800,000 common shares to WorldLink within five days of the approval of the Company's shareholders to an increase in the authorized share capital of the Company, but in no event later than February 26, 2001. The value of the stock committed of $168,000 is recorded as common stock payable.


________________________________________________________________________________
                                                                         Page 11

     c) Pangea acquired all of the Class A Membership Units of Worldlink in exchange for 12,500,000 warrants of Pangea, issued to WorldLink. These units also represent 50% of the membership units in Worldlink.

     d) The Company issued 1,000,000 common shares, valued at $35,000, in payment of professional and consulting fees.

     e) In the event of the liquidation of Worldlink, the Class A membership units have a liquidation preference in and to the Paradigm securities, and the Class B membership units have a liquidation preference in and to the Pangea securities.

     The acquisition has been accounted for using the purchase method. The assets of Worldlink acquired and the consideration given by the Company are summarized as follows:


     a)   Assets acquired (50% interest):
          Equipment                                         $   1,000
          Investments                                         612,550
                                                            ---------
                                                            $ 613,550
                                                            =========

     b)   Consideration given:
          8,500,000 common shares                           $ 297,500
          12,500,000 warrants                                 300,000
          Costs incurred                                       16,050
                                                            ---------
                                                            $ 613,550
                                                            =========

The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

     Risk-free interest rate                           6.6%
     Dividend yield                                      0%
     Expected life                                10 years
     Stock price volatility                            100%

Note 9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-monetary transactions:

                                                                        Nine months     Nine months
                                                                              ended           ended
                                                                       September 30,   September 30,
                                                                               2000            1999
Shares issued for purchase of patent rights                             $ 10,543,500               -
Options issued for purchase of patent rights                               4,350,000               -
Shares issued for subscription receivable - patent rights                  9,240,000               -
Subscription receivable - patent rights                                   (9,240,000)              -
Shares issued for purchase of investment in WorldLink USA, L.L.C.            297,500               -
Warrants issued for purchase of investment in WorldLink USA, L.L.C.          300,000               -
Shares issued for PowerLOC acquisition                                     8,600,000               -
Options issued for PowerLOC acquisition                                    5,916,666               -
Shares issued for redemption of convertible debentures                       241,325               -
Shares issued for accounts payable                                            55,046               -

Note 10.  COMPREHENSIVE LOSS

                                                                         Nine months     Nine months
                                                                               ended           ended

                                                                         Page 12


                                                                        September 30,   September 30,
                                                                                2000            1999
Net loss                                                                $(39,297,551)  $    (506,295)
Foreign currency translation adjustment                                       (5,912)              -
                                                                        ------------   -------------
Comprehensive loss                                                      $(39,303,463)  $    (506,295)
                                                                        ============   =============

The components of accumulated comprehensive loss are as follows:

Accumulated other comprehensive loss - January 1, 2000           $        -
Foreign currency translation adjustments for the nine months
     ended September 30, 2000                                         5,912
                                                                 ----------

Accumulated other comprehensive loss - September 30, 2000        $    5,912
                                                                 ==========

Note 11.  LEGAL PROCEEDINGS

Legal proceedings have been threatened against the company by an individual claiming an entitlement to 400,000 common shares for services rendered. The Company believes that this claim is without merit and intends to vigorously defend any such lawsuit should it be filed against the Company. It is neither possible at this time to predict the outcome of any lawsuit, including whether the Company will be forced to issue common shares, or to estimate the amount or range of potential loss, if any.

Note 12.  ADJUSTMENTS

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
      Volatility                                170% to 180%

As a result of these adjustments, the following have been increased:

                                                 September 30,
                                                 2000

Share capital                                    $       -
Common share purchase options                      195,908
Deficit                                           (195,908)
                                                 ---------


________________________________________________________________________________
                                                                         Page 13

Total shareholders' equity (deficiency)                $        -
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


As a result of these adjustments, the following have been increased:

                                         For the three        For the nine
                                         months ended         months ended
                                         September 30, 1999   September 30, 1999
Interest expense                         $  81,256            $  173,602
Loss for the period                      $  81,256            $  173,602

                                         December 31,
                                         1999

Prepaid expenses                         $  228,648
                                         ----------

Total assets                             $  228,648
                                         ==========

Share capital                            $        -
Warrants                                    321,536
Additional paid in capital                  510,863
Deficit                                    (603,751)
                                         ----------

Total shareholders' equity (deficiency)  $  228,648
                                         ==========

Note 13.  CUMULATIVE FINANCIAL INFORMATION

Cumulative total of Consolidated Statements of Operations, since inception of the Company:

Sales revenue                                          $   126,622
Royalty & interest                                          31,361
                                                       -----------

Total Revenue                                              157,983
                                                       -----------

Research and development                                15,251,014
Selling, general and administration                     28,027,210
Cost of sales                                              401,821
Interest                                                   983,023
Amortization                                               366,369
Write-off investment in subsidiary                         930,000
                                                       -----------

Total expenses                                          45,959,437
Deferred tax recovery                                      806,000
                                                       -----------

________________________________________________________________________________
                                                                         Page 14

Cumulative loss                                  $44,995,454
                                                 ===========

NOTE 14.  INCOME TAXES

The following is a reconciliation from the estimated statutory income tax recovery to the Company's actual income tax recovery:

                                                 For the nine           For the nine
                                                 months ended           months ended
                                                 September 30, 2000     September 30, 1999
Estimated income tax recovery at
Statutory tax rate                                        $ 800,000              $(172,000)
Book amortization in excess of tax amortization               6,000                      -
Valuation allowance                                               -                172,000
                                                          ---------              ---------

Deferred income tax (recovery)                            $(806,000)             $       -
                                                          =========              =========

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

Three Months Ended September 30, 2000

The Company recorded licensing revenue of $10,000 for the three months ended September 30, 2000 as it started to earn revenues from the patent. The Company recorded no revenues for the three months ended September 30, 1999. The Company expects to earn increased licensing revenue from the patent in the future as it increases its licensing activities and expects to starting earning revenue from its PowerLOC products towards the end of the current fiscal year.

The Company earned interest revenue of $17,532 for the three months ended September 30, 2000 and no interest revenue for the three months ended September 30, 1999, due to the investment of cash received from the issuance of common shares and debt financing.

Selling, General and Administration Expenses for the three months ended September 30, 2000 were $23,342,472 as compared to $66,800 for the three months ended September 30, 1999. The expenses for the three months ended September 30, 2000 includes non-cash compensation charges of $22,360,267 recorded for the issuance of stock options to employees and consultants. The higher operating expenses result from the acquisition of PowerLOC Technologies Inc., on March
29, 2000. The Company hired technical, sales and administrative staff during the quarter ended September 30, 2000 and incurred professional fees, travel and consulting fees relating to the PowerLOC business. The Company also incurred higher corporate professional fees and additional patent related costs.

Research and development costs amounted to $194,214 for the three months ended September 30, 2000, while no research and development costs were incurred for the three months ended September 30, 1999. The research and development costs includes direct labor, sub contractor, materials and equipment costs incurred in the development of the PowerLOC vehicle and personal tracking solutions.


________________________________________________________________________________
                                                                         Page 15

The Company expects to increase its operating expenses in the future by hiring additional staff and incurring additional research and development, selling, marketing and administrative costs. The Company also expects to incur additional licensing costs as it increases its patent licensing activities.

Depreciation and amortization charges for the quarter ended September 30, 2000 were $318,262 as compared to $838 for the quarter ended September 30, 1999 due to the amortization of the patent agency agreement.

The net loss before income tax for the three months ended September 30, 2000 amounted to $23,898,300 as compared to a loss of $161,719 for the three months ended September 30, 1999. The higher loss is due to the non-cash compensation charges of $22,360,267 recorded for the issuance of stock options to employees and consultants and increased operating expenses relating to the PowerLOC business, higher professional fees and the amortization of the patent agency agreement.

The Company recorded a deferred tax recovery of $492,000 for the three months ended September 30, 2000 representing the expected income tax recovery for the period. This resulted in the Company recording a net loss after income tax of $23,406,300. There was no deferred tax recovery for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000

The Company recorded licensing revenue of $10,000 for the nine months ended September 30, 2000 and no revenue for the nine months ended September 30, 1999. The Company's PowerLOC personal and vehicle tracking products were under development during the nine months ended September 30, 2000 and the Company expects to starting earning revenue from its PowerLOC products towards the end of the current fiscal year. The Company is also increasing its patent licensing activities, as a result of the acquisition of the licensing rights in September 2000.

The Company earned interest revenue of $21,361 for the nine months ended September 30, 2000 and no interest revenue for the nine months ended September 30, 1999, due to the investment of cash received from the issuance of common shares and debt financing.

Selling, General and Administration Expenses for the nine months ended September 30, 2000 were $ 24,367,598 as compared to $293,264 for the nine months ended September 30, 1999. The expenses for the nine months ended September 30, 2000 includes non-cash compensation charges of $ 22,652,667 recorded for the issuance of stock options to employees and consultants. Operating expenses increased as a result of the acquisition of PowerLOC Technologies Inc., on March 29, 2000 and higher corporate professional fees and patent related costs.

Depreciation and amortization charges for the nine months ended September 30, 2000 were $345,032 as compared to $2,514 for the nine months ended September 30, 1999 due to the amortization of the patent agency agreement.

The net loss before income tax for the nine months ended September 30, 2000 amounted to $40,103,551 as compared to a loss of $506,295 for the nine months ended September 30, 1999. The loss for the 2000 period includes non-cash charges of $14,516,666 for the expensing of the technology acquired on the acquisition of PowerLOC and $ 22,652,667 compensation charges recorded for the issuance of stock options to employees and consultants. The higher loss is also due to the increased selling, general, development and administration expenses relating to the PowerLOC business, higher professional fees and the amortization of the patent agency agreement.

The Company recorded a deferred tax recovery of $806,000 for the nine months ended September 30, 2000 representing the expected income tax recovery for the period. This resulted in the Company recording a net loss after income tax of $39,297,551. There was no deferred tax recovery for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company had cash and cash equivalents on hand of $2,519,879 at September 30, 2000. The Company raised in excess of $3,200,000 cash during the first three quarters , through the price paid to exercise stock options and warrants and through the issuance of common shares. This amount was primarily the result of private sales of common shares and the price paid in connection with the exercise of warrants. The Company also raised $1,000,000 through debt financing in July 2000. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company


________________________________________________________________________________
                                                                         Page 16
does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next four months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development activities.

Plan of Operation

In September 2000, the Company acquired the licensing rights to a broad based patent (US Patent # 5,043,736) which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company acquired the rights to US Patent # 5,043,736 previously owned by Eastern Investments, LLC, in exchange for 4,500,000 shares of Common Stock, and issued an additional 4,200,000 shares subject to an escrow agreement whereby the vendor may, at any time after July 16, 2001, require the escrow agent to sell the shares, and remit to the Company from the proceeds at a price per share of $2.20, up to July 16, 2002; and that amount, plus $0.20 per share per year, thereafter. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company announced the signing of two licensees in the second quarter of the 2000 fiscal year and plans to increase its licensing activities, as result of the acquisition of the licensing rights. The Company acquired a 50% interest in WorldLink USA L.L.C. and issued 2,700,000 common shares and 12,500,000 stock warrants to WorldLink, USA L.L.C. and will issue an additional 4,800,000 common shares. WorldLink, USA L.L.C. will seek investments in companies with complementary and strategic technologies. The Company announced four agreements for the sale and licensing of its PowerLOC tracking solutions during the third quarter of the 2000 fiscal year and expects to start shipping products before the end of the 2000 fiscal year. The Company is increasing its development activities relating to the vehicle and personal GPS tracking devices and plans to negotiate additional distribution or sales representation agreements with location service providers and systems integrators to distribute these products. In May 2000 the Company announced a strategic alliance with Compugen Systems Ltd. of Richmond Hill, Ontario to distribute and license the PowerLOC products. The Company also announced the hiring of a public relations firm in Canada at the end of the second quarter and an USA corporate development-consulting firm in September 2000 as well as an USA marketing consulting firm in July 2000.

The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company plans to subcontract its manufacturing activities. The Company plans to hire additional technical, sales and administrative employees prior to December 2000 and is also considering the acquisition of companies or businesses with complimentary technologies.

Research and Development

A significant amount of time and effort was placed on research and development at the Company's inception. The Company has hired a number of software and hardware engineers for its PowerLOC subsidiary and also uses contractors and third party companies to continue its research and development activities. The Company plans to hire additional engineers and is planning to increase its research and development activities in order to develop a set of location tracking solutions for various applications.

             CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS


    This Form 10-Q contains forward-looking statements that reflect the Company's current expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information


________________________________________________________________________________
                                                                         Page 17
currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, reliance on one product line for revenue, and other factors discussed under "Risk Factors" in the Company's Form 10-KSB which was filed on April 14, 2000. Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.


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

                                   Paradigm Advanced Technologies, Inc.

Date:  November 14, 2000

                                   By:    /s/ Eduardo Guendelman
                                      ---------------------------
                                      Eduardo Guendelman
                                      President and Chief Executive Officer

                                   By:    /s/ Selwyn Wener
                                      ---------------------------
                                      Selwyn Wener
                                      Chief Financial Officer


________________________________________________________________________________
                                                                         Page 18