Form 10KSB
period 2000-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2001-04-02
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  X      Annual report under Section 13 or 15(d) of the Securities  Exchange Act
- ------   of 1934. For the fiscal year ended December 31, 2000

                                    OR

   _     Transition report under Section 13 or 15(d) of the Securities  Exchange
- ------   Act of 1934 for the transition period from __________ to __________.



                         Commission File Number: 0-28836

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                 DELAWARE                                       33-0692466
     (State or Other Jurisdiction of                         (IRS Employer
      Incorporation or Organization)                      Identification No.)
      30 LEEK CRESCENT, SUITE 103
      RICHMOND HILL, ONTARIO
            CANADA L4B 4N4                                       L4B 4N4
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (905) 764-3701

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:


        Title of Each Class:
        -------------------
       Common Stock, par value
         $0.0001 per share

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

         The issuer had $45,381 revenue for its most recent fiscal year.

         As of March 26, 2001, the aggregate market values of the registrant's common stock held by non-affiliates of the registrant (based upon the per share closing price of $0.70 on March 26, 2001, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $53,503,680.

         As of March 26, 2001, there were 85,008,829 shares of the registrant's common stock outstanding.

                                     PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Paradigm Advanced Technologies, Inc. (the "Company") is a technology development company incorporated in Delaware on January 12, 1996. The Company has certain rights to proprietary technology in location based electronic commerce ("L-commerce"). The Company provides complete location based commerce solutions using a proprietary system architecture that includes mobile units that integrate global positioning system (GPS) receivers along with wireless cellular transceivers, as well as tracking servers.

In September 2000, the Company acquired the rights of a patent (the "PLU Patent") that covers the apparatus and method of transmitting satellite position system signals (including GPS and other satellite-based navigation systems) over a cellular network to a base unit. The system provides latitude, longitude information remotely to the base unit display. See PLU Patent.

The Company's GPS uses client-server system architecture and proprietary mathematical algorithms to minimize traditional line-of-sight limitations on reception of Navstar signals. The company does this by increasing system sensitivity and computation accuracy and minimizing the effect of certain factors which cause location errors.

THE PLU PATENT

The PLU Patent (US Patent # 5,043,736) was granted in 1991 and reexamined in 1994 (Reexamination Certificate # B1 5,043,736). As a result of the reexamination, the number of claims covered by the PLU Patent was increased from four to six. The PLU Patent has been issued in the United States and Australia and upheld in the U.S. The PLU Patent is pending in Canada and Japan.

The PLU patent covers a global positioning system especially adapted for use by an individual or object that includes a portable remote unit and a base information display unit. The portable remote unit includes a radio frequency
(RF) receiver circuit for use with a satellite navigation system, a digital signal processor for analyzing coded signals, a cellular phone modem circuits for transmitting encoded signals to the base unit and a time of day clock. The base unit includes a computational system for decoding position data and a visual display device for presenting remote and map coordinates. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network.

AGENCY AGREEMENT AND ACQUISITION OF LICENCE TO THE PLU PATENT

Under the June 10, 1998 Agency Agreement, the Company had an exclusive world wide agency agreement with Eastern Investments, LLC. Under the Agreement the Company received as an agency fee a percentage of license revenues obtained from the licenses it signs. The Company has so far obtained two licenses. On September 6, 2000 the Company announced that it had acquired the exclusive license from the current license holder Eastern Investments, LLC. With the acquisition of the Rights to the PLU Patent by Paradigm from Eastern on September 6, 2000, the Agency Rights have been terminated.

POWERLOC ACQUISITION

On March 29, 2000, the Company completed the acquisition of PowerLOC Technologies, Inc. ("PowerLOC") and Power Point Micro Systems Inc. ("Power Point"). PowerLOC is a research and development company that has developed a low-cost, miniature mobile-location GPS that transmits position to a base station through existing personal communication system(PCS), pager or cellular phone wireless networks. Power Point is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. Since its incorporation in 1992, and, in partnership with leading carriers and network equipment manufacturers, Power Point designed and deployed numerous telecom and datacom networks in several countries.

The PowerLOC Division is developing a L-BIZ (TM) solution based on a proprietary 3-tier architecture. This consists of (1) wireless portable mobile devices ("Mobiles") (2) a location server called L-tracker ("Tracker") and (3) client geographic information system (GIS) software.

PowerLOC's mobile units integrate a global positioning receiver (GPS), a wireless transceiver, battery, antennas and a programmable central processing unit. The Tracker is a powerful integrated system solution that supports multiple wireless protocols hosted and operated by Location Service Providers
(LSPs).The Tracker seamlessly integrates location, map, database, customer care, provisioning and billing engines. This server can track and manage a large number of mobile units simultaneously, via disparate networks. The L-BIZ (TM) infrastructure enables two-way communication between the mobile device and the L-Tracker within different geographies.

The Company plans to license its integrated L-commerce architecture (also referred to as location business technology or L-BIZ(TM)), its wireless portable mobile devices, trackers and components of the same to original equipment manufacturers (OEM) which may include cellular telephones, pagers and personal digital assistant manufacturers. In the mobile units, the GPS equipment will collect data from several satellites, and will use it to calculate its exact position, altitude and velocity of each particular Mobile. This data will then be transmitted from the wireless network to the Tracker which will in turn send the exact location and status of each Mobile to the provider's dispatching centers or monitoring stations via the Internet.

MOBILES

PowerLOC has developed Vehicle Location Devices (VLD) and is developing a Personal Location Device (PLD) and an Asset Location Device (ALD). These products use the Global Positioning System

(GPS) to pinpoint the location of the vehicle, appliance or person carrying a device. The mobile units are modular, and include three components (1) GPS module, (2) Transceiver Module, and (3) Battery.

The VLD's electronics gear collects data from several satellites and uses this data to calculate the mobiles exact position, altitude and velocity. The data is then transmitted via the wireless network to a proprietary server or Tracker, which processes raw data received from various VLDs and sends the exact location and status of these mobiles to its dispatching centers or monitoring stations via the Internet.

Future development of the mobile units will include highly integrated chipsets for the modem, GPS functions and the custom firmware and logic unique to the solution. This will reduce the size, battery consumption, and price point improving performance to a point that will address the needs of mass markets. These highly integrated chipsets will operate in a variety of wireless networks.

TRACKER

The Tracker is a carrier grade server, which in most cases will be located at the location service provider's (LSP's) site, that is connected to one or more wireless networks and to the Internet. The tracker will receive and process data from up to 50,000 Mobiles, simultaneously. Clients will access data from the tracker, through the Internet. The Trackers under development are modular and scalable computer servers or server farms, which are based on an open architecture. Their main features include:

    A central manager that handles all operational and configurable management functions;

    An advanced database engine that can track and report on up to 50,000 mobiles in each server;

    A map server which can deploy the appropriate local map for the area where the mobile is located;

    A billing server that can export billing records to the provider's own systems and provide customer access to billing records;

    A short text-messaging server (SMS) for messaging and mail features;

    A mobile communications manager which controls activation and data flow to and from mobiles; and

    A client communications manager which handles communications between the client and the Tracker, encrypted for security and which provides data compression to enhance performance.

   The Tracker's architecture is designed for multi-tasking. It can control multiple kinds of devices and users, both VLD and PLD and can be customized to integrate with the provider's own systems. The Company believes that its products and software solutions are ideally suited to serve the expanding market for wireless mobile GPS devices.

CLIENT SOFTWARE

The client software, is the business application that runs at the client's site, to locate and track the asset, vehicle or person carrying the mobile units. The software will be used, for example, by a taxi or truck fleet dispatcher. The Company will sell, distribute and support the client software through the Internet. Potential customers will be able to download the software and maps. The software will be a proprietary application designed to interface with mapping/GIS software to provide specific location data transmitted by a Mobile or other GPS tracking device.

Features include:

    Audible alarms and warnings triggered by location changes;

    Seamless integration with scheduling software programs such as Microsoft Outlook;

    Navigation planning Tracking history

NAVIGATION APPLIANCES

As a result of the acquisition of the business of NaftEL Technologies, the Company is now developing a series of Navigation appliances, which incorporates a Global Positioning systems receiver, NaftEL's mapping technology and off-the-shelf pocket PC and Personal Digital Assistants. The navigation appliance provides route-planning information, turn-by-turn route guidance to users, and easy-to-understand voice prompts that advise drivers of approaching turns. Some models may also incorporate a wireless transceiver to communicate with PowerLOC's L-BIZtm Trackers.

WIRELESS NETWORKS

The Company's L-BIZtm technology is network independent and the Company is working with various wireless networks.

The Company plans to negotiate reciprocal and interconnection agreements with wireless carriers in the US and Canada. As part of this process, the Company will deploy direct Internet based connectivity between its LSPs and the Carrier.

BUSINESS STRATEGY

The Company now has the capability to build an encompassing L-business technology and to develop the products to use it. The Company plans to do this by

1) developing,   securing  and  acquiring  related  intellectual  property,
2) developing,  marketing  and selling  L-commerce  products and  solutions  and
3) acquiring companies with complimentary technologies and businesses.

The key steps in achieving these objectives are as follows:

o   License other parties using the process covered by the PLU Patent;
o Develop the system architecture and the PowerLOC product line including the Tracker Server, mobile devices and client software;
o   Identify target markets for PowerLOC products;
o   Explore new product opportunities; and
o   Pursue alliances with business partners.

In furtherance of these objectives, the Company's PowerLOC division is currently developing a series of small, low cost, battery operated wireless appliances that includes a GPS and a wireless transceiver which is used as a tracking product for certain vertical markets such as Vehicle Location Devices, Health Care ( e.g. Alzheimer's patients ), Transportation and Supply Chain Logistics, Asset Management, Pet and Animal Location and Telematics.

The Company has created a category of Internet based service providers, called LSPs or Location Service Providers who utilize the Company's L-BIZ (TM) technology to provide location services on a regional or vertical application basis. The Company supplies each LSP with a turnkey L-BIZ (TM) infrastructure enabling the LSP to offer tracking solutions to its market. The LSPs earn revenues through the sale of the Company's mobile devices and the monitoring of its customers.

The Company foresees the mass marketing of low cost L-Biz devices to individuals, homes and small business. To enable horizontal markets, Paradigm intends to sell mobile units via retail and other channels. This should lead to the emergence and development of a mass L-commerce(TM) market similar in nature to the Internet access market. Customers will buy devices through different channels. Then, by logging on to the designated web site, users would register for the application of their choice (child track, pet find, vehicle location, etc) at a service level to meet their needs. Each of these services will be provided by a selected LSP utilizing L-Biz(TM) infrastructure. The LSP will invoice the user a monthly fee based on the service choice.

OTHER BUSINESS COMBINATIONS, DISPOSITIONS AND STRATEGIC ALLIANCES

The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any should be modified, or otherwise discontinued. The Company also considers and actively pursues strategic alliances with potential business partners.

During September 2000, the Company concluded its agreement to enter into a strategic alliance with Pangea Petroleum Corporation (Pangea) to form a joint venture known as WorldLink USA L.L.C. The primary activity of the joint venture is to act as an incubator in seeking out companies with technologies in which WorldLink USA L.L.C. can make appropriate investments in new and complimentary technologies. In terms of the agreement the Company and Pangea each own 50% of WorldLink USA L.L.C.

During February 2001, Paradigm announced that it had acquired all of the navigation technology and intellectual property of NaftEL Technologies, Ltd. of Israel (www.nafteltech.com). NaftEL develops and markets navigation system software, enabling detailed street maps to be viewed on devices with limited on-board memory. This advanced technology also provides graphic or voice commands on portable computers, hand held devices and cellular phones to enable dynamic navigation for persons and vehicles. The business combination will be accounted for using the purchase method of accounting.

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

RESEARCH PROJECTS

Before being acquired by Paradigm, on March 28, 2000, Power Point had applied for, and secured its first research and development grant from the Industrial Research Assistance Program (IRAP) of the National Research Council of Canada
(NRC). As a result of the success of this first project, Power Point applied for and obtained a second grant. Both research and development projects were related to the development of a proprietary GPS wireless appliance and a complete system solution.

After the acquisition of Power Point, PowerLOC applied for, and obtained two additional grants from the NRC/IRAP. The first research and development project, related to wireless network technologies, and was successfully completed as on June, 2000. A second research and development project is underway.

LICENSING AND SALES PROGRAM

The Company expects to generate revenues by licensing companies who are using or plan to use the process covered by the PLU Patent. The Company is currently negotiating with a number of prospective licensees. In April, 2000 it signed its first license.

As one of the priorities the Company intends to license key wireless networks or carriers to become location service providers ("Providers") on a regional or vertical application basis. Through use of this technology the licensee Providers can provide local marketing solutions through their own web portals dedicated specifically to those solutions. Each new licensee Provider will purchase its own Tracker together with a supply of Mobiles and client software. Additional Modules and software may also be sold via retail and other outlets. The Company will obtain revenues from licensing the system plus sales of Trackers, Mobiles and software.

In October 2000, the Company announced through its PowerLOC wireless-position-location division, a strategic partnership with EverTrac (a joint venture of Computer Associates International, Inc. (CA) and United Microelectronics Corporation ) to develop and deliver advanced GPS and wireless-based eBusiness solutions in the location services marketplace. As part of this agreement, PowerLOC is to provide an integrated "out of the box" solution targeted for business consumer applications, that will include PowerLOC's L-BizTM wireless location solution, integrated with CA-Unicenter TNG(R), Computer Associates' enterprise-wide eBusiness platform. This includes
CA-Unicenter TNG's 2D and 3D Real World Interfaces, Program Enterprise Management, Asset Management, Problem Management, Advanced Help Desk and Remote Control options. The Company did not yet, and may never, generate any revenues from its strategic partnership with EverTrac and Computer Associates.

In November 2000, the Company announced through its PowerLOC wireless-position-location division, that it had executed a term sheet with ServiTRACK Tecnologias C.A, the sister company of Telecommunicaciones, Electronica y Control C.A (Teletrol) (www.teletrol.com.ve) from Caracas, Venezuela. The Term Sheet contemplates the negotiation of a purchase and licensing agreement between PowerLOC and ServiTRACK upon the successful working demonstration of location services in Venezuela. Under the contemplated arrangement PowerLOC would provide its L-Biz advanced location technology solutions and products to ServiTRACK, which will act as the Location Service Provider (LSP) for Venezuela and other Andean Pact countries. ServiTRACK will function as the commercial arm of Teletrol for sales and support of the mobile tracking systems sold in their markets.

In January 2001, the Company announced through its PowerLOC division, that it had executed a distribution and software license agreement with Anytrack Solutions Inc. (Anytrack) of Milton, Ontario (www.anytracksolutions.com). The agreement provides for Anytrack to purchase PowerLOC's L-Biz(TM) technology and mobile GPS tracking units. The PowerLOC L-Biz(TM) client software that Anytrack will acquire will enable Anytrack's clients to track and display the position information of the mobiles. This technology will also provide an advanced fleet management capability that is scalable to thousands of vehicles that are managed on the system by the client via an Internet connection. Anytrack has been involved in the wireless radio, location and tracking businesses for many years and has extensive international contacts in North America, South America, Europe and Asia. Anytrack plans to use the PowerLOC L-Biz(TM) L-Commerce products to provide a full location tracking solution to its customer base.

In February 2001, the Company announced that it has entered into a Location Services Provider (LSP) agreement through its PowerLOC division with RACO Industries (RACO) of Cincinnati, OH (www.racoindustries.com). RACO Industries is a leader in the bar-coding and data collection industry and sells its products and services to major accounts and value add channels. In terms of the agreement, PowerLOC will sell and license its turnkey, (L-Biz(TM)) wireless location-based solution to RACO Industries. This includes PowerLOC's Vehicle and Asset Location Devices and its L-Tracker - an LSP Server developed in Java, offering mapping, wireless network access, Internet connectivity and security, billing and numerous other advanced functions. RACO will sell and distribute the mobile units and provide the Internet enabled location tracking services to key accounts and also to thousands of value added resellers of Data Collection equipment in North America.

MANUFACTURING AND ENGINEERING

The Company sources the materials for its mobile devices from various equipment manufacturers in North America. The Company has assembled its own units in the initial production run, but plans to sub contract the manufacture and assembly of its future devices. The Company is currently interviewing a number of engineering and manufacturing firms for its PowerLOC products, as these firms have the resources to manufacture a larger number of units.

COMPETITION

The market in which the Company competes is highly competitive.

The Company believes that competition in the telecommunications industry in general, and in the new and existing markets served by the Company in particular, is intense and likely to increase substantially. The Company's ability to compete successfully in the future will depend on several factors, including:

    .thecost effectiveness, quality, price, service and market acceptance of the Company's products;
    . its response to the entry of new competitors or the introduction of new products by the Company's competitors;
    .  its  ability  to  keep  pace  with  changing   technology   and  customer
requirements;
    . the timely development or acquisition of new or enhanced products; and . the timing of new product introductions by the Company or its competitors.

The Company believes that its primary competitors are OnStar, a division of General Motors Corporation, @Road, @Track Communications, Inc. (fka HighwayMaster Communications, Inc.), ATX Technologies Inc. and Trimble Navigation Limited. Many of the Company's competitors or potential competitors are more established than the Company and have greater financial, manufacturing, technical and marketing resources. Furthermore, the Company expects its competitors to continually improve their design and manufacturing capabilities and to introduce new products and services with enhanced performance characteristics and/or lower prices. This competitive environment could result in significant price reductions or the loss of orders from potential customers, which could seriously harm the Company's business.

REGULATORY MATTERS

As an equipment and systems supplier the Company is not directly regulated. To the Company's knowledge, there are no existing or probable government regulations that will directly affect the Company's business. Many of the Company's LSP customers are subject to regulation by national, state and local communications, public utility and other licensing and regulatory authorities, as are the carriers with whom the LSPs interconnect. Many of the regulations have to do with the configuration, signal strength of equipment and systems in use. To the extent needed by LSP customers and other users, the Company is able to configure its equipment and systems so as to be compliant with the regulatory requirements.

EMPLOYEES

As of March 26, 2001, The Company had 46 employees, 42 of whom were full time, 35 of whom were based in Richmond Hill, Ontario, 10 of whom were based in Israel and 1 of whom was based in Florida. These include 8 in sales, 6 program and product managers, 11 administrative staff, and 21 research and development personnel. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has a positive relationship with its employees.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's executive offices are located in 16,500 square feet of office space in Richmond Hill, Ontario, Canada, which is leased by the Company on a monthly basis at a rental rate of approximately $18,000 (Canadian). The Company believes that its facilities are adequate for its needs and that alternative or additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

Legal proceedings have been threatened against the Company by an individual claiming an entitlement to 400,000 common shares for services rendered. The Company believes that this claim is without merit and intends to vigorously defend any such lawsuit should it be filed against the Company. It is neither possible at this time to predict the outcome of any lawsuit, including whether the Company will be forced to issue common shares, or to estimate the amount or range of potential loss, if any. The Company is not aware of any other material actions pending to which the Company is a party or to which any of its properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On April 12, 1996, the Common Stock of the Company was approved for trading on the OTC Electronic Bulletin Board under the symbol "PRAV." Prior to that date, there was no public market for the Company's Common Stock. The following table sets forth the range of high and low closing representative bid prices for the Company's Common Stock or each quarterly period indicated (as reported by OTC:BB), which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

Fiscal Year Ended December 31, 1999                      High Bid      Low Bid
- -----------------------------------                      --------      -------
   First Quarter...........................               $0.094        $0.047
   Second Quarter..........................               $0.063        $0.031
   Third Quarter...........................               $0.063        $0.031
   Fourth Quarter..........................               $0.078        $0.016

Fiscal Year Ended December 31, 2000
- -----------------------------------
   First Quarter...........................               $4.375        $0.030
   Second Quarter..........................               $3.490        $1.410
   Third Quarter...........................               $4.547        $1.219
   Fourth Quarter..........................               $2.875        $0.531

         As of March 26, 2001, there were 177 holders of record of the Company's Common Stock. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to restrictions that may be imposed by the Company's lenders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

The Company recorded licensing revenue of $25,000 for the year ended December 31, 2000, resulting from the signing of the first licensing agreements from the patent in 2000. The Company recorded product sales of $20,382 for the year ended December 31, 2000 as a result of the commencement of the shipping of the PowerLOC L-BIZ tm products towards the end of the year. The Company recorded no revenues for the year ended December 31, 1999. The Company expects to earn increased revenues in the future as it increases its patent license activities and accelerates the sale and licensing of its PowerLOC products.

The Company earned interest revenue of $54,494 for the year ended December 31, 2000 and no interest revenue for the year ended December 31, 1999, due to the investment of cash received from the issuance of common shares and debt financing.

Selling, General and Administration Expenses for the year ended December 31, 2000 were $28,959,216 as compared to $408,124 for the year ended December 31, 1999. The expenses for the year ended December 31, 2000 includes non-cash compensation charges of $26,735,448 recorded for the issuance of stock options to employees and consultants. Operating expenses increased as a result of the acquisition of PowerLOC Technologies, Inc., on March 28, 2000 and higher corporate professional fees and patent related costs.

Research and Development Expenses for the year ended December 31, 2000 were $15,510,609 as compared to $11,820 for the year ended December 31, 1999. The expenses for the year ended December 31, 2000 includes a charge of $14,846,397 representing the cost of the PowerLOC acquisition, which was allocated to research and development expenses in March 2000.

Depreciation and amortization charges for the year ended December 31, 2000 were $728,449 as compared to $3,351 for the year ended December 31, 1999 due to the amortization of the patent agency agreement.

The net loss for the year ended December 31, 2000 amounted to $46,151,350 as compared to a loss of $873,771 for the year ended December 31, 1999. The loss for the 2000 fiscal year includes the expensing of a charge of $14,846,397 representing the cost of the PowerLOC acquisition which was allocated to research and development expenses and $27,086,968 compensation charges recorded for the issuance of stock options to employees and consultants. The higher loss is also due to the increased selling, general, development and administration expenses relating to the PowerLOC business, higher professional fees and interest charges, and the amortization of the patent agency agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents on hand of $1,453,858 at December 31, 2000. The Company raised in excess of $4,000,000 cash during the year ended December 31, 2000, through the price paid to exercise stock options and warrants and through the issuance of common shares. The Company also raised $1,000,000 through debt financing in 2000. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next four months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development activities.

PLAN OF OPERATION

 In September 2000, the Company acquired the licensing rights to a broad based patent (US Patent # 5,043,736) which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company acquired the rights to US Patent # 5,043,736 previously owned by Eastern Investments, LLC, in exchange for 4,500,000 shares of Common Stock, and issued an additional 4,200,000 shares subject to an escrow agreement whereby the vendor will may, at any time after July 16, 2001, acquire them from the Company at the following price per share: $2.20, up to July 16, 2002; and that amount, plus $0.20 per year, thereafter. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company announced the signing of two licensees in the second quarter of the 2000 fiscal year and plans to increase its licensing activities, as result of the acquisition of the licensing rights. The Company acquired a 50% interest in WorldLink USA L.L.C. and issued 2,700,000 common shares and 12,500,000 stock warrants to WorldLink USA L.L.C. and will issue an additional 4,800,000 common shares. WorldLink USA L.L.C. will seek investments in companies with complementary and strategic technologies. The Company announced a number of agreements for the sale and licensing of its PowerLOC tracking solutions during the third and forth quarters of the 2000 fiscal year and started shipping products by the end of the 2000 fiscal year. The Company is increasing its development activities relating to the vehicle and personal GPS tracking devices and plans to negotiate additional distribution or sales representation agreements with location service providers and systems integrators to distribute these products. In May 2000 the Company announced a strategic alliance with Compugen Systems Ltd. of Richmond Hill, Ontario to distribute and license the PowerLOC products. The Company also announced the hiring of a public relations firm in Canada at the end of the second quarter and an USA corporate development-consulting firm in September 2000.

The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company plans to subcontract its manufacturing activities. The Company plans to hire additional technical, sales and administrative employees in 2001 and is also considering the acquisition of companies or businesses with complimentary technologies. On February 19, 2001, Paradigm announced that it had acquired all of the navigation technology and intellectual property of NaftEL Technologies, Ltd. of Israel. NaftEL develops and markets navigation system software, enabling detailed street maps to be viewed on devices with limited on-board memory. This advanced technology also provides graphic or voice commands on portable computers, hand held devices and cellular phones to enable dynamic navigation for persons and vehicles.

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

     The Company has experienced recurring losses from operations since its inception and has limited resources. The Company has relied upon equity and debt financings to fund its operations because its internally generated cash flows from operations have historically been, and continue to be, insufficient for its cash needs. Because of its limited resources, the viability of the Company is dependent upon its ability to quickly raise sufficient capital to meet its cash requirements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the accompanying Independent Auditors' Report states that the Company has incurred significant losses in the past and continues to have negative working capital and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     THE COMPANY HAS INCURRED LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     Since inception in January 1996, the Company has incurred net losses from research and development and operating costs. At December 31, 2000, the Company had an accumulated deficit of approximately $51.9 million. The Company expects to continue to incur significant research and development costs. In addition, as the PowerLOC products approach marketability, the Company expects to significantly increase its sales and marketing and general and administrative expenses. The Company's business strategies may not be successful and the Company may not be profitable in any future period. If the Company does become profitable, it is not certain that such performance could be sustained or increased on a quarterly or annual basis.

     THE COMPANY MAY BE REQUIRED TO DELAY, REDUCE OR ELIMINATE SOME OR ALL OF ITS RESEARCH AND DEVELOPMENT ACTIVITIES OR SALES AND MARKETING EFFORTS IF THE COMPANY FAILS TO OBTAIN ADDITIONAL FUNDING THAT MAY BE REQUIRED TO SATISFY ITS FUTURE CAPITAL EXPENDITURE NEEDS

     The Company plans to continue to spend substantial funds to continue our research and development activities and to expand our sales and marketing efforts. The Company's future liquidity and capital requirements will depend upon numerous factors, including actions relating to the cost and timing of research and development and sales and marketing activities, the extent to which its PowerLOC products gain market acceptance and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. If the Company is unable to obtain financing, it may be required to delay, reduce or eliminate some or all of its research and development activities or sales and marketing efforts.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

               NAME                     AGE                                POSITION, TERM IN OFFICE
               ----                     ---                                ------------------------
David Kerzner                            40                      Chairman
Eduardo Guendelman                       48                      Chief Executive Officer, President and Director
Selwyn Wener                             50                      Chief Financial Officer
David Ghermezian                         28                      Director

            DAVID KERZNER, CHAIRMAN. Mr. Kerzner has served as Chairman of the Board of Directors since July 2000. Mr. Kerzner had served as the President and a director of the Company since its founding in 1996 until July 2000. He became CEO in December 1997. From 1990 to 1994, Mr. Kerzner was employed by ISTI Corporation/Intertec Security, Inc. most recently as President of ISTI
Corporation and as the Marketing Manager of, and as a consultant to, Intertec Security.

            EDUARDO GUENDELMAN, PRESIDENT AND CEO. Mr. Guendelman became President and CEO of the Company in July, 2000, subsequent to the acquisition of PowerLOC Technologies, Inc. (a Bahamian corporation) and Power Point Microsystems Inc. which he founded and of which he became President in 1992. Mr. Guendelman served from 1994 to 1997 as President and CEO of TelePower
International Inc, a computer telephony integration (CTI) telecommunications firm, From 1988 to 1994, Mr. Guendelman was President and COO of Computer Junction Limited, an Ontario systems provider for local and wide area network connectivity solutions to Fortune 1000 companies in Canada.

            SELWYN WENER, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Mr. Wener became Chief Financial Officer of the Company on February 1, 1998. From 1997 to 1998 Mr. Wener has been a Principal of S&L Associates, a financial services and investor relations consulting firm. From 1994 to 1997 Mr. Wener was the Chief Financial Officer for SoftQuad International Inc., Toronto Ontario a public software development company, and from 1989 to 1993 Chief Financial Officer and General Manager for Legacy Storage Systems Inc., a Markham, Ontario based computer disk storage manufacturer and distributor. Mr. Wener has a Chartered Accountant (CA) certification from South Africa where from 1977 to 1983 he was a partner in Gross Hendler and Abrams, a medium sized firm of chartered accountants.

            DAVID GHERMEZIAN, DIRECTOR. David Ghermezian oversees much of the Triple Five Group of Las Vegas, NV real estate activities in the northwestern and southwestern United States. Triple Five owns substantial shopping malls and has extensive investments in commercial and residential developments. Mr. Ghermezian has directed Triple Five's diversification efforts into venture capital and technology, and has recently been named a member partner in Selby Venture Partners II, a Silicon Valley based fund that invests in start-up technology companies. Mr. Ghermezian is a member of the Board of Directors for Nevada-based Bank of Commerce, Vancouver-based People's Trust, and 7 Crowns listed on the Canadian Venture Exchange.

COMMITTEES

         Our Board of Directors serves as the Company's Compensation Committee, and is composed of David Kerzner, Eduardo Guendelman and David Ghermezian. The compensation committee has power and authority with respect to all matters pertaining to compensation payable and the administration of employee benefits, deferred compensation and our stock option plans.

         The Board of Directors has no standing Audit Committee.

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

        Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 2000, or written representations that no Forms 5s were required, the Company believes that during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners did not comply with the applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation earned by the Company's Chief Executive Officer and the registrant's four most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000:

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                              LONG TERM COMPENSATION
                                            -------------------                              ----------------------
                             FISCAL
NAME AND                      YEAR       SALARY ($)     BONUS ($)       OTHER ANNUAL        RESTRICTED      SECURITIES
PRINCIPAL POSITION           ENDED                                      COMPENSATION          STOCK         UNDERLYING
                            DEC. 31,                                                          AWARDS      STOCK OPTIONS
David         Kerzner,        2000          $100,000             $0          ---               ---                0
President   and  Chief        1999           100,000              0          ---               ---        7,000,000
Executive Officer             1998            70,000              0          ---               ---                0

Eduardo    Guendelman,        2000          $100,000        $60,000          ---               ---        10,416,667
President   and  Chief        1999                 0              0          ---               ---                0
Executive Officer             1998                 0              0          ---               ---                0

Selwyn  Wener,   Chief        2000          $100,000             $0          ---               ---                0
Financial Officer             1999           91, 778              0          ---               ---        4,000,000
                              1998            61,521              0          ---               ---        1,000,000

         Mr. Guendelman was granted an option to purchase 10,000,000 shares of our common stock which is currently exercisable at an exercise price of $0.66 per share.

 OPTIONS GRANTED IN FISCAL 2000

         The following table sets forth the details of options to purchase common stock the Company granted to its executive officers during fiscal year ended December 31, 2000, including the potential realized value over the 5 year term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Each option is immediately exercisable.

                                 OPTIONS GRANTED
                                 ---------------
                                                                                                       POTENTIAL REALIZABLE
                             NUMBER OF       PERCENT OF TOTAL       PER                              VALUE AT ASSUMED ANNUAL
                             SECURITIES             TO             SHARE                                RATE OF STOCK PRICE
                             UNDERLYING        EMPLOYEES IN       EXERCISE                               APPRECIATION
NAME                           OPTIONS         FISCAL YEAR         PRICE      EXPIRATION DATE           FOR OPTION TERM
- ----------------------         -------         -----------         -----      ---------------           ---------------
                                                                                                        5%        10%
                                                                                                        --        --
Eduardo Guendelman           10,000,000           100%             $0.66       July 24, 2003          $55,168    $115,850

         In addition to the foregoing, the Company is obligated to issue 2,187,500 shares to David Kerzner in replacement of an equal number of shares surrendered by him to the Company in 1997.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         During the fiscal year ended December 31, 2000, no executive officer of the Company exercised options. The following table sets forth the number of shares of our common stock underlying unexercised stock options granted by us to our executive officers and the value of those options at December 31, 2000. The value of each option is based on the positive difference, if any, of the closing bid price for our common stock on the OTC Bulletin Board on December 31, 2000, or $.75, under the exercise price of the option.

- ---------------------------------------------------------------------------------------------------------

                                 NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED OPTIONS AT          VALUE OF UNEXERCISED IN THE MONEY
                                         FISCAL YEAR-END                OPTIONS AT FISCAL YEAR-END
                                 -------------------------------     -------------------------------
NAME OF EXECUTIVE OFFICER         EXERCISABLE      UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
- ------------------------------- ----------------- ---------------- ------------------- ------------------
David Kerzner                         10,187,500                0          $7,131,250                 $0
Selwyn Wener                           5,000,000                0          $3,500,000                 $0
Eduardo Guendelman                    10,000,000                0          $1,150,000                 $0

EMPLOYMENT AGREEMENTS

In February 1996, the Company entered into a ten-year consulting agreement, with David Kerzner, Chairman of the Company. The consulting agreement provides for a fee of $100,000 per year. The consulting agreement may be terminated early by the Company in the event of the resignation, death or disability or other incapacity of Mr. Kerzner, as the case may be. The consulting agreement also contains provisions regarding confidentiality of information, ownership of inventions and patents, non-competition and non-solicitation. On July 25, 2000, the board of directors agreed that it would issue Mr. Kerzner an additional 1,000,000 stock options per quarter at $1.42 per share, to an aggregated maximum of 4,000,000 stock options, subject to the Company meeting certain business targets. Mr. Kerzner is eligible to receive a bonus upon the approval of the Company's board of directors.

In March 2000, the Company entered into a five-year consulting agreement with Eduardo Guendelman, President and Chief Executive Officer of the Company. The consulting agreement provides for a fee of $120,000 per year and an annual bonus of $60,000. The consulting agreement may be terminated early by the Company in the event of the resignation, death or disability or other incapacity of Mr. Guendelman, as the case may be. The consulting agreement also contains provisions regarding confidentiality of information, ownership of inventions and patents, non-competition and non-solicitation. The board of directors has agreed to amend Mr. Guendleman's consulting agreement to extend the agreement's term to ten years. On July 25, 2000 Mr. Guendelman was granted an additional 10,000,000 stock options at an adjusted price of $0.66 per share. Mr. Guendelman is eligible to receive an additional bonus upon the approval of the Company's board of directors.

In September 1999, the Company entered into a five-year consulting agreement with Selwyn Wener, Chief Financial Officer of the Company. The consulting agreement provides for a fee of $100,000 per year. The consulting agreement may be terminated early by the Company in the event of the resignation, death or disability or other incapacity of Mr. Wener, as the case may be. The consulting agreement also contains provisions regarding confidentiality of information, ownership of inventions and patents, non-competition and non-solicitation. Mr. Wener is eligible to receive a bonus upon the approval of the Company's board of directors.

STOCK OPTION PLAN

         The Company's 1996 Stock Option Plan provides for the grant of:

                  o options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to key employees; and

                  o options not intended to so qualify to key employees, including our directors and officers, and to directors and consultants who are not employees.

The total number of shares of our common stock for which options may be granted under the Company's 1996 Stock Option Plan is 10,000,000 shares.

         The Company's 1996 Stock Option Plan is administered by the compensation committee of its Board of Directors. The compensation committee will determine the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. No option granted under our 1996 Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee or his legal representatives.

         The exercise price of incentive stock options under the 1996 Stock Option Plan must be at least equal to 100% of the fair market value of such shares  on the date of  grant,  or 110% of fair  market  value in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the voting rights of our outstanding capital stock. The term of each option will be established by the compensation committee, in its sole discretion. However, the maximum term for each incentive stock option granted under the 1996 Stock Option Plan is ten years, or five years in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the total combined voting power of our outstanding capital stock. Options will become exercisable at such times and in such installments as the compensation committee will provide in the terms of each individual option.

         As of January 31, 2001 the Company has granted options to purchase 10,000,000 shares of our common stock under our 1996 Stock Option Plan, 6,090,267 of which have been exercised.

NON-PLAN STOCK OPTIONS

         As of March 26, 2001, the Company has granted non-plan stock options to purchase 57,928,283 shares of our common stock, at an exercise price ranging from $.01 per share to $12.50 per share. Options with respect to 8,170,267 shares of our common stock have been exercised pursuant to the foregoing non-plan stock options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 26, 2001, certain information as to the beneficial ownership of the our common stock by:

                  o each person known by us to own more than five percent (5%) of our outstanding shares;

                  o each of our directors; and

                  o all of our directors and executive officers as a group.

- ------------------------------------------------------------------------------------------------------------------------
                         AMOUNT AND NATURE OF BENEFICIAL
                                  OWNERSHIP (1)
- ----------------------------------------- --------------------------------------- --------------------------------------
Name and Address of                                       Common                              Percentage of
Beneficial Shareholder                                    Stock                               Ownership (1)
- ----------------------                                    -----                               -------------
- ----------------------------------------- --------------------------------------- --------------------------------------
David Kerzner                                         13,187,500 (3)                              13.9%
- ----------------------------------------- --------------------------------------- --------------------------------------
Eduardo Guendelman                                    10,916,667 (4)                              11.4%
- ----------------------------------------- --------------------------------------- --------------------------------------
Selwyn Wener                                          5,000,000 (5)                               5.6%
- ----------------------------------------- --------------------------------------- --------------------------------------
David Ghermezian                                      4,600,000 (6)                               5.4 %
- ----------------------------------------- --------------------------------------- --------------------------------------
Triple Five Financial LLC                             20,475,000(7)                               19.5%
9510 West Sahara Ave., Suite 200
Las Vegas, Nevada 89117
- ----------------------------------------- --------------------------------------- --------------------------------------
Worldlink, L.L.C.                                        7,500,000                                8.8%
1980 Poast Oak Blvd, Suite 1777
Houston, Texas 77056-3809
- ----------------------------------------- --------------------------------------- --------------------------------------
George Guttman                                        11,757,489(8)                               13.2%
80 Broad Street, 26th Floor
New York, NY 10004
- ----------------------------------------- --------------------------------------- --------------------------------------
Watson & Associates                                    5,775,000 (9)                              6.6%
P.O. Box N1826
Marron House, Virginia Street
Nassau, N.P. Bahamas
- ----------------------------------------- --------------------------------------- --------------------------------------
Eastern Investments, LLC                              7,942,275 (10)                              9.3%
P.O. Box 260027
Pembroke Pines, FL 260027
- ----------------------------------------- --------------------------------------- --------------------------------------
All directors and executive  officers as             33,704,167 (11)                              30.5%
a group (4 persons)
- ----------------------------------------- --------------------------------------- --------------------------------------


(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after March 26, 2001. Percentage of beneficial ownership calculated is based upon 85,008,829 shares of the common stock of the Company issued and outstanding as of March 26, 2001.

(2) Except as otherwise indicated, the address for each party is care of the Company at 30 Leek Crescent, Suite 103, Richmond Hill, Ontario, Canada L4B 4N4.

(3) Includes 10,187,500 shares of our common stock issuable upon the exercise of options that are immediately exercisable.

(4) Includes 10,416,667 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(5) Includes 5,000,000 shares of our common stock issuable upon exercise of options that are immediately exercisable.

(6) Based solely upon information contained in a Schedule 13D dated 12/31/00 filed with the Securities and Exchange Commission. Includes 150,000 shares owned of record by Danton Enterprises, Ltd., a holding and investment company of which Mr. Ghermezian is the President, 450,000 shares owned of record by Regent Ventures LLC, a holding and investment company of which Mr. Ghermezian is a Manager, and 4,000,000 shares owned of record by Triple Five Investment, Ltd., a holding and investment company of which Mr. Ghermezian is an executive officer.

(7) Based solely upon information contained in a Schedule 13D dated 12/31/00 filed with the Securities and Exchange Commission. Includes 20,000,000 shares issuable upon the exercise of warrants exercisable within the next 60 days and 475,000 shares issuable upon conversion of a note into common stock.

(8) Based solely upon information contained in a Schedule 13G dated 12/31/00 filed with the Securities and Exchange Commission. Includes 10,145,000 shares of common stock held by C-Saw Investments (USA), Ltd., 1,250,000 of which are issuable upon the exercise of warrants that are immediately exercisable; and 1,612,489 shares of common stock held by Jericho Partners, Ltd., 3,000,000 of which are issuable upon the exercise of warrants that are immediately exercisable.

(9) Includes 2,625,000 shares of our common stock issuable upon the exercise of options that are immediately exercisable

(10) Includes 4,200,000 shares of our common stock placed in an escrow account and payable upon sale of the escrowed common stock.

(11) Includes 32,104,167 shares of our common stock issuable upon exercise of options that are immediately exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)    Index to Financial Statements
                Report of Independent Auditors
                Financial Statements
                           Balance Sheets - December 31, 2000
                           Statement of Income for the year ended December 31, 2000
                           Statement of Changes in Shareholder's  Equity for the
                           Year Ended December 31, 2000
                           Statement of Deficit for the Year Ended  December
                           31, 2000  Statements of Cash
                           Flows for the year ended  December  31, 2000
                           Notes to Financial Statements

EXHIBITS

2.1(a) Form of sale of assets agreement dated as of February 12, 2001, by and among the Registrant, 1462492 Ontario Inc., a company organized and registered under the laws of the Province of Ontario, Canada and a wholly-owned subsidiary of the Registrant, NaftEl and Naftali Nissani and Elie Hantsis, the founders and executive officers of NaftEl.

2.2(b) An agreement dated as of February 18, 2000 by and among Paradigm Advanced Technologies, Inc., Watson & Associates International Corp., Eduardo Guendelman on behalf of himself and members of his immediate family and Harry Zarek, in Trust.

3.1(c)   Certificate of Incorporation of the Company.

3.2(c)   By-Laws of the Company.

4.1(c)   Stock Option Plan.

10.1(c) Distributor Agreement with Alpha Systems Lab, Inc., dated November 29, 1995, together with Amending Agreement, dated January 24, 1996.

10.2(c)  Consulting Agreement with Jack Y. L. Lee, dated February 1, 1996.

10.3(c)  Consulting Agreement with David Kerzner, dated February 1, 1996.

10.4(c) Consulting Agreement with Industry Marketing Service, dated January 1, 1996.

10.5(c)  Agreement with Sarah Casse, dated January 12, 1996.

23.1 Consent of Schwartz Levitsky Feldman llp, Independent Auditors, dated March 30, 2001.

- ---------------

     a Incorporated herein by reference from, the Company's Current Report on Form 8-K filed with the SEC February 27, 2001.

     b Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the SEC on April 14, 2000.

     c Incorporated herein by reference from, the Company's Registration Statement on Form 10-SB, as amended, filed with the SEC on August 1, 1996.

   (b) The Company did not file any reports on Form 8-K during the last quarter of fiscal year 2000. The Company filed a report on Form 8-K on February 27, 2001 in connection with the acquisition of the assets of Naftel.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001                PARADIGM ADVANCED TECHNOLOGIES, INC.


                                    By:     /s/ Eduardo Guendelman
                                         ---------------------------------------
                                            Eduardo Guendelman

                       President, Chief Executive Officer

                                            and Director

         Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

SIGNATURE                                   TITLE                                   DATE
/s/ Eduardo Guendelman                      President, Chief Executive              April 2, 2001
- -----------------------------------
Eduardo Guendelman                          Officer (Principal Executive
                                            Officer) and Director


/s/ Selwyn Wener                            Chief Financial Officer                 April 2, 2001
- -----------------------------------
Selwyn Wener                                (Principal Financial Officer)


/s/ David Kerzner                           Director                                April 2, 2001
- -----------------------------------
David Kerzner

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2000 AND 1999

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                TABLE OF CONTENTS

       Report of Independent Auditors                                                              1

       Consolidated Balance Sheets as of December 31, 2000 and 1999                                2

       Consolidated Statements of Operations for the years ended December 31, 2000
           and 1999                                                                                3

       Consolidated Statements of Cash Flows for the years ended December 31, 2000
           and 1999                                                                            4 - 5

       Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 2000 and 1999                                                              6

       Notes to Consolidated Financial Statements                                             7 - 24


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Paradigm Advanced Technologies, Inc.
(A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheet of Paradigm Advanced Technologies, Inc. (incorporated in Delaware) as at December 31, 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Paradigm Advanced Technologies, Inc. as of December 31, 1999, were audited by other auditors whose report dated April 11, 2000, expressed an unqualified opinion on those statements before restatement, accompanied by an explanatory paragraph on the ability of the company to continue as a going concern. We have also audited the adjustments described in note 16 that were applied to restate the 1999 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradigm Advanced Technologies, Inc. as at December 31, 2000 and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses for the past two years and continues to have negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario
March 8, 2001                                            Chartered Accountants

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                      2000                1999
                                                                                        $                   $
                                                                                                 (restated see
                                                                                                      note 16)
                                     ASSETS

       CURRENT ASSETS
           Cash and cash equivalents                                             1,453,858                  65
           Miscellaneous receivables                                                85,322               6,321
           Prepaids and deposits                                                   251,451             248,843
           Inventory                                                                91,296                  -


       TOTAL CURRENT ASSETS                                                      1,881,926             255,229

       CAPITAL ASSETS (note 4)                                                     167,095               6,730

       INTELLECTUAL PROPERTY (note 5)                                           14,240,400             155,075

       INVESTMENTS (note 9)                                                        613,550                  -


                                                                                16,902,971             417,034

APPROVED ON BEHALF OF THE BOARD


- -----------------------------------------------------   Director


- -----------------------------------------------------   Director

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                      2000                1999
                                                                                        $                   $
                                                                                                 (restated see
                                                                                                      note 16)
                                   LIABILITIES

       CURRENT LIABILITIES
           Accounts payable and accrued liabilities                              1,741,015             768,508
           Loans payable (note 6)                                                  671,653             552,504
                                                                               -----------          ----------

                                                                                 2,412,668           1,321,012
                                                                               -----------          ----------

                                  SHAREHOLDERS' EQUITY (DEFICIENCY)

       CAPITAL STOCK (note 8)

       Share Capital

           Authorized

                            100,000,000   Common Stock at $0.0001 par value

           Issued and outstanding stock

                             77,973,829   as of December 31, 2000                   7,797                   --
                             29,996,662   as of December 31, 1999                      --                3,000

           Additional paid-in capital                                           66,316,298           4,790,925
           Cumulative other comprehensive income (note 14)                          15,461              -

       DEFICIT                                                                 (51,849,253)         (5,697,903)
                                                                               -----------          ----------


       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                  14,490,303            (903,978)
                                                                               -----------          ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               16,902,971             417,034
                                                                               ===========          ==========

        The accompanying notes are an integral part of these consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                             Cumulative            For the             For the
                                                                  since         year ended          year ended
                                                              inception       December 31,        December 31,
                                                                                      2000                1999

                                                                     $                  $                   $
                                                                                                 (restated see
                                                                                                      note 16)
       REVENUE
           Sales                                                147,004             20,382                  -
           Royalties                                             25,000             25,000                  -
           Interest                                              54,494             54,494                  -
                                                            -----------        -----------         -----------
                                                                226,498             99,876                  -
                                                            -----------        -----------         -----------

       OPERATING EXPENSES

           Cost of sales                                        439,856             38,035                  -
           Research and development                          15,637,238         15,510,609              11,820
           Selling, general and administration               32,618,828         28,959,216             408,124
           Interest                                           1,700,043          1,014,917             450,476
           Amortization                                         749,786            728,449               3,351
           Write-off investment in subsidiary                   930,000                 -                   -
                                                            -----------        -----------         -----------

       TOTAL OPERATING EXPENSES                              52,075,751         46,251,226             873,771
                                                            -----------        -----------         -----------

       LOSS BEFORE INCOME TAXES                             (51,849,253)       (46,151,350)           (873,771)
                                                            ===========        ===========         ===========

           Income taxes (note 18)                                    -                  -                   -
                                                            -----------        -----------         -----------

       NET LOSS                                             (51,849,253)       (46,151,350)           (873,771)
                                                            ===========        ===========         ===========

       Loss per share                                                                (0.83)              (0.03)
                                                                               ===========         ===========

       Weighted average common shares outstanding during year                   55,912,532          29,797,183
                                                                               ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED  DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                             Cumulative            For the             For the
                                                                  since         year ended          year ended
                                                              inception       December 31,        December 31,
                                                                                      2000                1999

                                                                     $                  $                   $
                                                                                                 (restated see
                                                                                                      note 16)
       CASH FLOWS FROM OPERATING ACTIVITIES
           Loss for the period                             (51,849,253)       (46,151,350)           (873,771)
           Items not requiring an outlay of cash
                Amortization of capital assets                  749,786            728,449               3,351
                Research and development included
                    in PowerlOC acquisition                  13,876,666         13,876,666                  -
                Options issued to consultants                24,602,162         24,406,254                  -
                Options issued to employees with
                    strike price below market price           1,754,650          1,754,650                  -
                Common stock and options issued in
                    payment of  expenses                        180,578            180,578                  -
                Conversion feature on settlement of loans                  351,520             351,520
- -
                Fair value of cashless warrants granted         393,966            393,966                  -
                Amortization of conversion feature on
                    debentures                                  773,858             45,000             135,593
                Patent license fee                               29,000             29,000                  -
                Common stock issued on acquisition
                    of patent license                            19,500             19,500                  -
                Exercise of stock options & warrants           (22,337)           (22,337)                  -
                Increase in warrants regarding prior
                    period adjustments                          160,541             57,000              77,355
                Write-off of investment in subsidiary           930,000                 -                   -
                Patent license write-off                        129,393            129,393                  -
                Capital assets written off                       31,059                 -                   -
                Net changes in non-cash working
                    capital items related to operations
                Miscellaneous receivables                      (85,977)           (79,657)             (5,019)
                Inventory                                      (92,176)           (92,176)                  -
                Prepaids and deposits                         (406,860)            (2,941)             169,307
                Accounts payable                              1,748,241            979,732             308,100
                                                            -----------        -----------         -----------

       NET CASH FLOWS FROM OPERATING
           ACTIVITIES                                       (6,725,683)        (3,396,753)           (185,084)
                                                            -----------        -----------         -----------

       CASH FLOWS FROM FINANCING ACTIVITIES
           Loans payable                                      1,527,504            975,000             161,189
           Proceeds of common stock issuance                  7,826,663          4,061,045              10,000
                                                            -----------        -----------         -----------

       NET CASH FLOWS FROM FINANCING
            ACTIVITIES                                        9,354,167          5,036,045             171,189
                                                            -----------        -----------         -----------

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
CONSOLIDATED  STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED  DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                             Cumulative            For the             For the
                                                                  since         year ended          year ended
                                                              inception       December 31,        December 31,
                                                                                      2000                1999

                                                                     $                  $                   $
                                                                                                 (restated see
                                                                                                      note 16)
       CASH FLOWS FROM INVESTING ACTIVITIES
           Acquisition of capital assets                      (237,601)          (178,474)               1,104
           Acquisition of intellectual property                (30,937)           (30,937)                  -
           Acquisition of equity investment                    (16,050)           (16,050)                  -
           Acquisition of subsidiary                          (930,000)                 -                   -
                                                            -----------        -----------         -----------

       NET CASH FLOWS FROM INVESTING
            ACTIVITIES                                      (1,214,588)          (225,461)               1,104
                                                            -----------        -----------         -----------

           Effect of foreign currency exchange
               rate changes                                      39,962             39,962                  -
                                                            -----------        -----------         -----------

       NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS FOR THE PERIOD                    1,453,858          1,453,793            (12,791)
                                                            ===========

           Cash and cash equivalents -
               beginning of year                                                        65              12,856
                                                                               -----------         -----------

       CASH AND CASH EQUIVALENTS - END OF YEAR                                   1,453,858                  65
                                                                               ===========         ===========
       Cash and cash equivalents are comprised as follows:

                Cash                                                               463,568                  65
                Short-term investments                                             990,290                   -
                                                                               -----------         -----------

       CASH AND CASH EQUIVALENTS - END OF YEAR                                   1,453,858                  65
                                                                               ===========         ===========

       INCOME TAXES PAID                                                                -                   -
                                                                               ===========         ===========

       INTEREST PAID                                                                    -                   -
                                                                               ===========         ===========

       Note:  See note 13 for supplemental information

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                  Additional
                                                       COMMON STOCK          Paid-In Capital           Deficit
                                                       ------------            (restated see    (restated see
                                                    Shares         Amount         note 16)            note 16)
                                                  ----------    -----------  ---------------   --------------
       Balance at December 31, 1998               29,796,662  $       2,980  $     3,752,638  $    (4,426,924)

           Adjustments (note 16)                                                   1,028,307         (397,208)
           Loss for the year                                                                         (873,771)
           Debentures redeemed                       200,000             20            9,980
                                              --------------  -------------  ---------------  ---------------
       Balance at December 31, 1999               29,996,662          3,000        4,790,925       (5,697,903)

           Loss for the year                                                                      (46,151,350)
           Exercise of stock options and
               warrants                           15,419,592          1,542        2,423,617
           Issued for cash                         3,961,090            396        1,235,490
           Debentures redeemed                     8,141,250            814          442,511
           Issued on acquisition of
               PowerLoc                            3,650,000            365       13,876,301
           Issued on acquisition of
               patent license                        100,000             10           48,490
           Issued for other consideration          2,305,235            230          180,353
           Patent acquisition                      8,700,000            870       19,782,630
           Issued for WorldLink USA LLP            3,700,000            370          429,130
           Loan converted to stock                 2,000,000            200          499,800
           Options issued to consultants                                          24,383,917
           Options issued to patent rights                                         4,350,000
           Options issued to employees                                             1,754,650
           Subscriptions receivable                                              (9,240,000)
           Conversion feature on loans &
               debentures                                                            396,518
           Fair value of warrants
              exercised                                                              393,966
           Common stock payable                                                      568,000
                                              --------------  -------------  ---------------  ---------------
       Balance at December 31, 2000          $    77,973,829  $       7,797  $    66,316,298  $   (51,849,253)
                                             ===============  =============  ===============  ===============

       Cumulative other comprehensive
           gain

       Balance at December 31, 1998          $            -
       Foreign currency transactions                      -
                                              --------------

       Balance at December 31, 1999                       -
       Foreign currency transactions                  15,461
                                              --------------

       Balance at December 31, 2000          $        15,461
                                             ===============

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       1.  BUSINESS OVERVIEW

           Paradigm Advanced Technologies, Inc. ( the "Company") is a technology development company incorporated in Delaware on January 12, 1996. The Company owns the licensing rights to a broad based patent that covers the process by which satellite location signals are transmitted over a cellular network to a base unit. The Company is developing a complete location based commerce solution, using a proprietary system architecture that includes mobile units that integrate global positioning system(GPS) receivers along with wireless cellular transceivers, as well as tracking servers.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Use of estimates

         These consolidated financial statement have been prepared in accordance with generally accepted accounting principles in the United Stated of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumption. Actual amounts may differ from these estimates. These consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

           b)   Principles of Consolidation

         The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the wholly owned subsidiaries and these consolidated financial statements include the financial results of the wholly owned subsidiaries to December 31, 2000.

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

           d)   Capital assets

                Capital   Assets   are   recorded   at  cost  less   accumulated
                depreciation. Amortization is provided using the following annual rates:

                Furniture and Fixture - 20% - declining balance method Computer Equipment - 30% - declining balance method Computer software - 50% - straight-line method

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           e)   Intellectual Property

                Intellectual properties are recorded at cost less accumulated amortization. Amortization is provided over their estimated useful lives:

                Patent Rights - 10 years - straight-line method

           f)   Investments

         The Company has a 50% non-controlling investment in a non-publicly traded company, which is accounted for using the equity method of accounting. Under the equity method, the pro-rata share of the investee's earnings since acquisition is recorded as income and added to the carrying value of the investment shown on the balance sheet. Dividends received are considered as a return of capital and are accordingly deducted from the carrying value of the investment. The Company monitors this investment for impairment and makes appropriate reductions in carrying values when appropriate.

           g)   Financial Instruments

         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and loans payable approximates fair value at the period end.

           h)   Foreign Currency Translation

                A wholly-owned subsidiary of the Company maintains its books and records in Canadian dollars. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

                The translation of the consolidated financial statements of this wholly-owned subsidiary from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be realized at the conversion rates. Adjustments resulting from the translation are included in the accumulated other comprehensive loss in stockholders' equity.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           i)   Loss per Share

                The Company has adopted Financial Accounting Standards No. 128,"Earnings per Share" ("FAS 128"). FAS 128 requires presentation of basic and diluted earnings or loss per share. The Company has potentially dilutive shares, however, because the Company has a loss, the potentially dilutive shares are deemed anti-dilutive and only the basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

           j)   Income taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences of events that have been include in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

         Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           m)   Revenue recognition

         Sales are recognized upon delivery of goods and passage of title to customers. Licence fees are recognized as income over the terms of the licenses.

           n)   Comprehensive income

         The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

           o)   Government assistance

         Government assistance towards research and development expenditures is received as grants from National Research Council Canada, Industrial Research Assistance Program and in the form of investment tax credits. All assistance is credited against the related expenditures, when received.

           p)   Inventory

                Inventories of parts are valued at the lower of cost (first-in, first-out basis) or market.

                Finished goods are valued at the lower of cost or market. Cost is calculated using selling price less normal gross margin.

           q)   Long-Lived assets

         The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

           r)   Concentration of Credit Risks

         The Company's receivables are unsecured and are generally due in 90 days. Currently, the Company's customers are primarily purchasers of location devices. The Company's receivables do not represent significant concentrations of credit risks as at December 31, 2000 due to their immateriality.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

s)       Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific cash flow hedge accounting criteria are met, in which case the change is recognized in Other Comprehensive Income. Special accounting for qualifying fair value hedges allows a derivative instrument's gains and losses to offset related changes in fair value of the hedged item in the income statement, to the extent effective. To qualify for cash flow or fair value hedge accounting, SFAS No. 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. The adoption of this standard would not have a material impact on the Company's financial position, results of operations and cash flows.

                In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The company adopted SAB 101 as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

                In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the company's financial position, results of operations or cash flows.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       3.  GOING CONCERN

           The Company is in its development stage and has not yet earned any significant revenues. Consequently, the Company has incurred losses since its incorporation in 1996. The Company has funded its operations to date through the issuance of shares and debt.

           The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to December 31, 2000, the Company raised approximately $4,061,000 through the exercising of stock options and warrants and through the issuance of common shares for cash.

       4.  CAPITAL ASSETS
                                                                                      2000                1999

                                                                                        $                   $
           Furniture, fixtures and computers                                       199,639              20,744
           Less:  accumulated amortization                                        (32,544)              14,014
                                                                                ----------          ----------

                                                                                   167,095               6,730
                                                                                ==========          ==========

       5.  INTELLECTUAL PROPERTY
                                                                                      2000                1999

                                                                                        $                   $

           Patent Rights                                                        14,924,437                  -
           Patent Agency Rights                                                         -              155,075
                                                                                ----------          ----------

                                                                                14,924,437             155,075

           Less:  accumulated amortization                                         684,037                  -
                                                                                ----------          ----------

                                                                                14,240,400             155,075
                                                                                ==========          ==========

           Patent Rights - During the third quarter the Company issued 4,500,000 common shares, valued at $10,543,500 to acquire the licensing rights to US Patent # 5043736. The patent is for a broad based process patent, which covers the apparatus and method of transmitting position information from satellite navigational signals (such as GPS) over cellular systems to a base unit and displays the location of a person or object, so equipped.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       5.  INTELLECTUAL PROPERTY (cont'd)

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

           As the agreements terminated the previously owned agency rights to license the use of the patent, the net book value of the patent agency agreement has been written off, resulting in a charge to earnings of $129,393.

       6.  LOANS PAYABLE

           Loans payable include loans amounting to $196,653 (1999 - $243,842) which are payable on demand and are secured by a pledge over all the assets of the Company, with interest at a rate of prime plus 4%.

           A loan of $475,000 (1999 - nil) is secured by a pledge over all the assets of the Company with interest at a rate of 10%. The terms of repayment are:

                  $250,000 on January 31, 2001; and
                  $225,000 plus accrued interest, on July 31, 2001

           The lender has the option to convert the balance of the loan at any time into common stock at a price of $1.00 per share.

       7.  RELATED PARTY TRANSACTIONS

           Of the loans payable in note 6, $542,479 at December 31, 2000 was owing to directors of the Company or a company with which they are affiliated. Accounts payable and accrued liabilities at December 31, 2000 includes $100,665 of interest accrued on these loans and interest expense for the year ended December 31, 2000 includes interest of $61,217 accrued for related party loans.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       8.  CAPITAL STOCKS

         The Company has agreed to issue, at a future date to be agreed upon by both parties, 2,187,500 shares of common stock to repay a loan of $51,000 from a director and a stockholder (note 6).

           The following table summarizes activity under the stock option plan for each of the three years ended December 31, 2000:

                                                                                                      Weighted
                                                                  Number of                            average
                                                                    Options  Price per share    exercise price
                                                             --------------  ---------------    --------------
           Options outstanding, December 31, 1997                 8,453,201    $0.05 - $0.40             $0.07
           - Options granted                                      1,350,000            $0.05             $0.05
                                                             --------------  ---------------    --------------

           Options outstanding, December 31, 1998                 9,803,201    $0.05 - $0.40             $0.06
           - Options granted                                     13,235,000    $0.01 - $0.08             $0.05
                                                             --------------  ---------------    --------------

           Options outstanding, December 31, 1999                23,038,201    $0.01 - $0.40             $0.06
           - Options granted                                     31,725,666   $0.05 - $12.50             $1.58
           - Options expired                                      (668,334)    $0.05 - $3.00             $0.87
           - Options exercised                                  (5,613,867)    $0.01 - $2.00             $0.06
                                                             --------------  ---------------    --------------

           Options outstanding, December 31, 2000                48,481,666   $0.05 - $12.50             $1.04
                                                             ==============  ===============    ==============

         The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                                    Options Outstanding                    Options Exercisable
                                             ------------------------------  -------------------------------------
                                                    Weighted       Weighted                           Weighted
                  Ranges of                          average        average                            average
                  exercise       Number of         remaining       exercise        Number of          exercise
                    prices         options     life in years          price          options             price
            --------------  --------------    -------------  --------------   --------------     -------------
           $0.05 - $0.25        18,083,333               1.8          $0.06       18,083,333             $0.06
           $0.40 - $1.00        13,633,333               2.6          $0.67       13,333,333             $0.67
           $1.50 - $3.00        15,295,000               4.8          $1.90       13,240,000             $1.91
           $3.50 $12.50          1,470,000               3.7          $7.70               -                 -
                            --------------    -------------  --------------   --------------     -------------

                                48,481,666               3.0          $1.04       44,656,666             $0.79
                            ==============    =============  ==============   ==============     =============

         Options outstanding do not include 1,248,750 Exchangeable Shares which arise out of the acquisition of PowerLOC (note 9).

         Under an agreement for consulting services the Company is committed to issue an additional 7,000,000 options at exercise prices ranging from $2.00 to $4.00 per share.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       8.  CAPITAL STOCK (cont'd)

           The following warrants were outstanding at December 31, 2000:

                                                             Number of
                        Expiry date      Price range          Warrants
                      --------------    -------------    --------------

                               2001    $0.05 - $0.25         5,700,000
                               2003    $0.04 - $2.50         6,778,667
                               2005            $2.75           140,000
                               2010            $1.00        12,500,000
                                                            ----------

                    Total warrants outstanding              25,118,667
                                                            ==========

           Services Paid by Stock Options

           In consideration for services rendered by a number of consultants the Company granted a total of 17,040,000 options, at below the market price on the day of issue, for the year ended December 31, 2000, resulting in a charge to the consolidated financial statements of $21,486,417. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions:

              Risk-free interest rate           6.1 - 6.7%
              Dividend yield                            0%
              Expected life                         3 - 6 years
              Stock price volatility                  100%

           If the 17,040,000 options, issued or committed, were all exercised at their weighted average strike price of $2.33 per share, the company would receive a cash infusion, for capital stock, amounting to $39,668,500.

           Included in the options issued are 4,750,000 options for directors and officers, which were originally issued at $0.05 with expiry dates of January 2001 and March 2001. The expiry of the options has been extended by two years resulting in a charge to the consolidated financial statements of $2,897,500.

           Employee Stock Option Plan

           The consolidated financial statements include a compensation charge of $1,754,650 (1999: nil) for the year ended December 31, 2000 resulting from employee stock options issued at a value below market value at the grant dates.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       8.  CAPITAL STOCK (cont'd)

           The 1996 stock option plan provides for the grant of incentive stock options for the purchase of the Company's common stock to officers, directors, employees and consultants of the Company or any subsidiary corporation. The total number of shares which may be issued under the plan is 10,000,000. A committee, appointed by the board of directors, administers the plan. The committee sets the price at which the option is granted, the dates on which it shall be exercisable and the expiration date.

       9.  BUSINESS ACQUISITIONS

           a)   PowerLOC acquisition

                On March 29, 2000, the Company completed the acquisition of 100% of Power Point Micro Systems Inc. and PowerLOC Technologies Inc.(a Bahamas company), ("PowerLOC"). The acquisition has been accounted for using the purchase method. PowerLOC Technologies Inc. is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Power Point Micro Systems Inc. is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. Consideration was as follows:

                Cash                                                                           $       300,000
                Issuance of 3,650,000 common shares @ market value of $1.72                          6,278,000
                Issuance of 1,350,000 exchangeable shares @ market value of $1.72                    2,322,000
                Issuance of 4,166,666 options for common shares @ market value of $1.42              5,916,666
                Costs incurred                                                                          29,731
                                                                                               ---------------
                                                                                               $    14,846,397
                                                                                               ===============

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

PARADIGM ADVANCED TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       9.  BUSINESS ACQUISITIONS (cont'd)

           a)   PowerLOC acquisition (cont'd)

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

                A loan of $640,000 to the vendor of PowerLOC has been advanced pursuant to the acquisition agreement and treated as a reduction of paid in capital. The repayment of this loan is contingent upon future share price fluctuations of the 2,000,000 free trading common shares issued as a result of the PowerLOC acquisition and which is included in the 3,650,000 common shares mentioned above.

           b)   Worldlink acquisition

                The Company entered into an agreement ("the Agreement") with Pangea Petroleum Corporation ("Pangea") to form a strategic alliance. The primary activity of the joint venture will be to act as an incubator in seeking out companies with technologies in which WorldLink can make appropriate investments in new and complimentary technologies. As part of the Agreement, the Company and Pangea agreed as follows:

           i) The Company acquired all of the Class B membership units of Worldlink USA, L.L.C. ("Worldlink") for 7,500,000 common shares and 12,500,000 warrants, issued to WorldLink. These units represent 50% of the membership units of Worldlink. Worldlink is a development stage company that owns or licenses video streaming, a library of concerts and Audio Streaming Format production.

           ii) The Company has issued only 2,700,000 of the common shares and has a commitment to issue the remaining 4,800,000 common shares to WorldLink within five days of the approval of the Company's shareholders to an increase in the authorized share capital of the Company, but in no event later than April 30, 2001. The value of the stock committed of $168,000 is recorded as common stock payable.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       9.  BUSINESS ACQUISITIONS (cont'd)

b)       Worldlink acquisition (cont'd)

           iii) Pangea acquired all of the Class A Membership Units of Worldlink in exchange for 12,500,000 warrants of Pangea, issued to WorldLink. These units also represent 50% of the membership units in Worldlink.

           iv) The Company issued 1,000,000 common shares, valued at $35,000, in payment of professional and consulting fees.

           v) In the event of the liquidation of Worldlink, the Class A membership units have a liquidation preference in and to the Paradigm securities, and the Class B membership units have a liquidation preference in and to the Pangea securities.

           The acquisition has been accounted for using the purchase method. The assets of Worldlink acquired and the consideration given by the Company are summarized as follows:

a)       Assets acquired (50% interest):
                    Equipment                              $         1,000
                    Investments                                    612,550
                                                           ---------------

                                                           $       613,550
                                                           ===============


b)       Consideration given:
                      8,500,000   common shares            $       297,500
                    12,500,000   warrants                          300,000
                    Costs incurred                                  16,050
                                                           ---------------

                                                           $       613,550
                                                           ===============

           The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

                Risk-free interest rate                           6.6%
                Dividend yield                                      0%
                Expected life                                       10 years
                Stock price volatility                            100%

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       10. LEGAL PROCEEDINGS

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

       11. SUBSEQUENT EVENT

           In February 2001 the Company entered into an asset purchase agreement to purchase all of the assets of an Israeli company, NaftEl Technologies Ltd. ("NaftEl"). NaftEl is engaged in the development, manufacturing and marketing of interactive navigational and fleet management devices, including, inter alia, a map compression format, and owns certain intellectual property rights pertaining thereto. The Company will account for the acquisition using the purchase method. Consideration given was as follows:

           Issuance of 3,000,000 common shares @ $1.66        $     5,000,000
           Costs incurred                                              50,000
                                                              ---------------

                                                              $     5,050,000
                                                              ===============


           The purchase price will be allocated to research and development expenses in terms of FAS 2 (Accounting for Research and Development Costs).

           The agreement provides for additional consideration as follows:

                o When 3,000,000 common shares above, or part thereof, become free trading or eligible for registration, should the market value of those shares at that time not be at least $1.66 each, up to a maximum of 2,000,000 additional common shares will be issued in order to, when combined with the 3,000,000 common shares issued, bring the total market value of the consideration to $5,000,000.

                o Up to a maximum of 10,000,000 warrants for common shares, based on the Company achieving specified progressive revenue targets, ranging from $1,000,000 to $5,000,000, from the commercialization of the purchased assets. The exercise prices of the warrants range from $1 to $9, based on the revenue targets achieved.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       12. GOVERNMENT ASSISTANCE

           Under an agreement with National Research Council Canada, Industrial Research Assistance Program, a project was approved for Precommercialization Assistance of up to $495,000 for research and development. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004, limited to a maximum of $742,500. If the full amount of the assistance is not repaid at January 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

           No amounts have been accrued with regard to this project as the conditions for repayment have not yet been met.

           Government assistance has been applied to reduce research and development expense as follows:

                                                                                        2000              1999

                                                                                        $                   $
           Research and development                                             15,594,713                  -
           Government assistance                                                    84,104                  -
                                                                               -----------         -----------
                                                                                15,510,609                  -
                                                                                ==========         ===========


       13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

           Non-monetary transactions:
                                                                                        2000              1999

                                                                                        $                   $

           Shares issued for purchase of patent rights                          10,543,500                  -
           Options issued for purchase of patent rights                          4,350,000                  -
           Shares issued for subscription receivable - patent rights             9,240,000                  -
           Subscription receivable - patent rights                             (9,240,000)                  -
           Shares issued for purchase of investment in WorldlInk
                USA, LLC                                                           297,500                  -
           Warrants issued for purchase of investment in WorldLink
                USA, LLC                                                           300,000                  -
           Shares issued for Powerloc acquisition                                8,600,000                  -
           Options issued for Powerloc acquisition                               5,916,666                  -
           Shares issued for repayment of loans                                    500,000                  -
           Shares issued for redemption of convertible debentures                  386,325                  -

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       14. COMPREHENSIVE GAIN
                                                                                        2000              1999

                                                                                        $                   $
                                                                                                 (restated see
                                                                                                      note 16)
           Net loss                                                             46,151,350             873,771
           Foreign currency translation adjustment                                (15,461)                  -
                                                                            --------------     ---------------

                                                                                46,135,889             873,771
                                                                            ==============     ===============

           The components of accumulated comprehensive gain are as follows:

           Accumulated other comprehensive gain -December 31, 1998                             $            -
           Foreign currency translation adjustments for the year ended
              December 31, 1999                                                                             -
                                                                                               ---------------

           Accumulated other comprehensive gain - December 31, 1999 - Foreign currency translation adjustments for the year ended

              December 31, 2000                                                                         15,461
                                                                                               ---------------

           Accumulated other comprehensive gain - December 31, 2000                            $        15,461
                                                                                               ===============

       15. COMMITMENTS

           The Company leases premises under an operating lease with a ten year term. Rent expense during the year was $50,375 (1999 - $14,091).
           Minimum lease commitments under the lease at December 31, 2000 were:

           2001                                                                          $     86,365
           2002                                                                                90,120
           2003                                                                                90,120
           2004                                                                                90,120
           2005                                                                                90,120
           Thereafter                                                                         508,973
                                                                                         ------------

                                                                                         $    955,818
                                                                                         ============

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       16. ADJUSTMENTS

           During the period the company made retroactive adjustments for the following:

           a) Options granted to consultants in prior periods not previously recorded. The value of the options granted at that time had been determined using the Black-Scholes model with the following assumptions:

                         Risk free interest rate                             5%
                         Expected life in years                    3 to 5 years
                         Expected dividend yield                             0%
                         Volatility                                170% to 180%

                As a result of these adjustments, the following have been increased:

                                                        Years Ended December 31,
                                                  -----------------------------------
                                                             2000                1999

                                                               $                   $
                Additional paid-in capital                195,908             195,908
                Deficit                                 (195,908)           (195,908)

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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       16. ADJUSTMENTS (cont'd)

           As a result of these adjustments, the following have been increased:

                                                                              December 31,
                                                       -------------------------------------------------------
                                                                   1999               1998                1997
                                                                     $                  $                   $
                Interest expense                                402,451            124,520              76,780
                Loss for the year                               402,451            124,520              76,780
                Prepaid expenses                                228,648            418,151             273,220
                Total assets                                    228,648            418,151             273,220
                Additional paid-in capital                      832,399            619,451             350,000
                Deficit                                       (603,751)          (201,300)            (76,780)


       17. SEGMENT DISCLOSURES

           The Company, after reviewing its reporting systems, has determined that it has one reportable segment. The Company's operations are all related to the research, design, manufacture and sales of products and technologies related to the transmission of location based information, principally using wireless technology. All revenue is derived from sales to customers in North and South America. All assets of the business, all of which are located in North America, support these operations.

PADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

       18. INCOME TAXES

           The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                             Years Ended December 31,
                                                        ----------------------------------
                                                                  2000                1999
                                                                             (restated see
                                                                                  note 10)
                                                                    $                   $
           Deferred tax assets:
                Operating loss carryforwards                 2,822,000           1,360,000
                Valuation allowance                         (2,822,000)         (1,360,000)
                                                            ----------          ----------

                Net deferred tax assets                             -                   -
                                                            ==========          ==========


         The Company has determined that realization is not more likely than not and therefore a valuation allowance has been recorded against this deferred income tax asset.

         The Company's statutory and effective tax rate is 34%.

         The Company has certain non-capital losses of $8,300,000 available, which can be applied against future taxable income and which expire from 2007 to 2020.