Form 10QSB
period 2001-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2001-05-15
CIK 1009781

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   March 31, 2001
                                ---------------

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

       30 Leek Crescent, Suite 103, Richmond Hill, Ontario L4B 4N4 Canada
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (905) 764-3701
                                --------------
               (Issuer's Telephone Number, Including Area Code)


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

    As of May 9, 2001 the issuer had 88,701,746 shares of its common stock issued and outstanding.

    Traditional Small Business Disclosure Format (check one):

Yes              No    X
    --------        ---------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                                       PAGE
                                                                                                       ----
ITEM 1.      Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                    1 - 2

             Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2000                                                                       3

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2000                                                                   4 - 5

             Consolidated Statements of Stockholders' Equity for the three months ended
             March 31, 2001 and years ended December 31, 2000 and 1999                                     6

             Notes to Consolidated Financial Statements                                                7 - 21

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations         22


PART II - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                                                              25

SIGNATURES

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2001

                        (AMOUNTS EXPRESSED IN US DOLLARS)


       Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                            1 - 2

       Consolidated Statements of Operations for the three months ended
       March 31, 2001 and 2000                                                                               3

       Consolidated Statements of Cash Flows for the three months ended
       March 31, 2001 and 2000                                                                           4 - 5

       Consolidated Statements of Stockholders' Equity for the three months ended
       March 31, 2001 and years ended December 31, 2000 and 1999                                             6

       Notes to Consolidated Financial Statements                                                       7 - 21

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                                 March 31,        December 31,
                                                                                      2001                2000
                                                                                                     (audited)

                                                                                        $                   $

                                                           ASSETS

       CURRENT ASSETS
           Cash and cash equivalents                                               675,831           1,453,858
           Miscellaneous receivables                                               334,180              85,322
           Prepaids and deposits                                                   180,430             251,451
           Inventory                                                               281,737              91,296
                                                                                 ---------           ---------
       TOTAL CURRENT ASSETS                                                      1,472,178           1,881,926

       CAPITAL ASSETS (note 4)                                                     298,001             167,095

       INTELLECTUAL PROPERTY (note 5)                                           13,896,914          14,240,400

       INVESTMENTS (note 9)                                                        613,550             613,550
                                                                                 ---------           ---------


                                                                                16,280,643          16,902,971
                                                                                ==========          ==========





PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                                 March 31,        December 31,
                                                                                      2001                2000
                                                                                                     (audited)
                                                                                        $                   $
                                                         LIABILITIES

       CURRENT LIABILITIES
           Accounts payable and accrued liabilities                              1,908,720           1,741,015
           Loans payable (note 6)                                                  368,192             671,653
                                                                                ----------          ----------

                                                                                 2,276,912           2,412,668
                                                                                ----------          ----------

                                              SHAREHOLDERS' EQUITY (DEFICIENCY)

       CAPITAL STOCK (note 8)

       Share Capital

           Authorized

                            100,000,000   Common Stock at $0.0001 par value

           Issued and outstanding stock

                             85,390,496   as of March 31, 2001                       8,538                  --
                             77,973,829   as of December 31, 2000                       --               7,797

           Additional paid-in capital                                           72,868,302          66,316,298
           Cumulative other comprehensive income (note 13)                         139,530              15,461

       DEFICIT                                                                 (59,012,639)        (51,849,253)
                                                                                ----------          ----------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                  14,003,731          14,490,303
                                                                                ----------          ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               16,280,643          16,902,971
                                                                                ==========          ==========

            The accompanying notes are an integral part of these consolidated financial statements.



PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                             Cumulative      For the three       For the three
                                                                  since       months ended        months ended
                                                              inception     March 31, 2001      March 31, 2000
                                                                     $                  $                   $
       REVENUE
           Sales                                                192,709             45,705                  -
           Royalties                                             40,000             15,000                  -
           Interest                                              61,844              7,350                  -
                                                            -----------         ----------         -----------
                                                                294,553             68,055                  -
                                                            -----------         ----------         -----------

       OPERATING EXPENSES

           Cost of sales                                        475,045             35,199                  -
           Research and development                          20,465,629          4,828,391          14,836,666
           Selling, general and administration               33,772,857          1,154,019             271,740
           Interest                                           2,523,060            823,017              13,604
           Amortization                                       1,140,601            390,815              13,341
           Write-off investment in subsidiary                   930,000                 -                   -
                                                            -----------         ----------         -----------

       TOTAL OPERATING EXPENSES                              59,307,192          7,231,441          15,135,351
                                                            -----------         ----------         -----------


       LOSS BEFORE INCOME TAXES                             (59,012,639)        (7,163,386)        (15,135,351)

           Income taxes (note 15)                                     -                  -                   -
                                                            -----------         ----------         -----------

       NET LOSS                                             (59,012,639)        (7,163,386)        (15,135,351)
                                                            ===========         ==========         ===========

       Loss per share                                                               (0.09)              (0.44)
                                                                                ==========         ===========

       Weighted average common shares outstanding during period                 81,845,218          34,660,258
                                                                                ==========         ===========

            The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                             3

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                             Cumulative      For the three       For the three
                                                                  since       months ended        months ended
                                                              inception          March 31,           March 31,
                                                                                      2001                2000
                                                                     $                  $                   $
       CASH FLOWS FROM OPERATING ACTIVITIES
           Loss for the period                              (59,012,639)         (7,163,386)       (15,135,351)
           Items not requiring an outlay of cash
                Amortization of capital assets                1,140,601             390,815             13,341
                Research and development included
                    in acquisitions                          18,589,428           4,712,762         14,836,666
                Options issued to consultants                24,675,162              73,000                 -
                Options issued to employees with
                    strike price below market price           1,754,650                 -                   -
                Common stock and options issued in
                    payment of expenses                         180,578                 -                   -
                Conversion feature on settlement of loans       351,520                 -                   -
                Fair value of cashless warrants granted         393,966                 -                   -
                Amortization of conversion feature on
                    debentures                                1,453,858             680,000                 -
                Patent license fee                               29,000                 -                   -
                Common stock issued on acquisition
                    of patent license                            19,500                 -               19,500
                Exercise of stock options & warrants           (22,337)                 -                   -
                Increase in warrants regarding prior
                    period adjustments                          160,541                 -                   -
                Write-off of investment in subsidiary           930,000                 -                   -
                Patent license write-off                        129,393                 -                   -
                Capital assets written off                       31,059                 -                   -
           Net changes in non-cash working
                    capital items related to operations
                Miscellaneous receivables                      (119,577)            (33,600)           (11,725)
                Inventory                                       (83,084)              9,092                  -
                Prepaids and deposits                          (340,273)             66,587                  -
                Accounts payable                              2,009,201             260,960           (138,175)
                                                            -----------          ----------        -----------
       NET CASH FLOWS FROM OPERATING
           ACTIVITIES                                       (7,729,453)          (1,003,770)          (415,744)
                                                            -----------          ----------        -----------

       CASH FLOWS FROM FINANCING ACTIVITIES
           Loans payable                                      1,277,504            (250,000)          (200,923)
           Proceeds of common stock issuance                  8,300,163             473,500          1,920,439
                                                            -----------          ----------        -----------
       NET CASH FLOWS FROM FINANCING
            ACTIVITIES                                        9,577,667             223,500          1,719,516
                                                            -----------          ----------        -----------


                                                                                                                4

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                             Cumulative      For the three       For the three
                                                                  since       months ended        months ended
                                                              inception          March 31,           March 31,
                                                                                      2001                2000
                                                                     $                  $                   $
       CASH FLOWS FROM INVESTING ACTIVITIES
           Acquisition of capital assets                      (332,836)           (95,235)           (300,000)
           Acquisition of intellectual property                (30,937)                 -                   -
           Acquisition of equity investment                    (16,050)                 -                   -
           Acquisition of subsidiary                          (930,000)                 -                   -
                                                            ----------            -------            --------

       NET CASH FLOWS FROM INVESTING
            ACTIVITIES                                      (1,309,823)           (95,235)           (300,000)
                                                            ----------            -------            --------

           Effect of foreign currency exchange
               rate changes                                    137,440             97,478                  -
                                                              --------            -------            --------

       NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS FOR THE PERIOD                     675,831           (778,027)          1,003,772
                                                            ==========

           Cash and cash equivalents -  beginning of period                     1,453,858                  65
                                                                                ---------           ---------

       CASH AND CASH EQUIVALENTS - END OF PERIOD                                  675,831           1,003,837
                                                                                  =======           =========

       Cash and cash equivalents are comprised as follows:

                Cash                                                              534,775             603,837
                Short-term investments                                            141,056             400,000
                                                                                  -------           ---------


       CASH AND CASH EQUIVALENTS - END OF PERIOD                                  675,831           1,003,837
                                                                                  =======           =========

       INCOME TAXES PAID                                                                -                   -
                                                                                  =======           =========

       INTEREST PAID                                                                    -                   -
                                                                                  =======           =========
       Note:  See note 12 for supplemental information

            The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                             5

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                          Common Stock
                                                          ------------           Additional
                                                      Shares         Amount    Paid-In Capital       Deficit
                                                      ------         ------    ---------------       -------

       Balance at December 31, 1998               29,796,662  $       2,980  $     4,780,945  $    (4,824,132)
           Loss for the year                                                                         (873,771)
           Debentures redeemed                       200,000             20            9,980
                                               -------------  -------------  ---------------  ---------------

       Balance at December 31, 1999               29,996,662          3,000        4,790,925       (5,697,903)

           Loss for the year                                                                      (46,151,350)
           Exercise of stock options and
               warrants                           15,419,592          1,542        2,423,617
           Issued for cash                         3,961,090            396        1,235,490
           Debentures redeemed                     8,141,250            814          442,511
           Issued on acquisition of
               PowerLoc                            3,650,000            365       13,876,301
           Issued on acquisition of
               patent license                        100,000             10           48,490
           Issued for other consideration          2,305,235            230          180,353
           Patent acquisition                      8,700,000            870       19,782,630
           Issued for WorldLink USA LLP            3,700,000            370          429,130
           Loan converted to stock                 2,000,000            200          499,800
           Options issued to consultants                                          24,383,917
           Options issued for patent rights                                        4,350,000
           Options issued to employees                                             1,754,650
           Subscriptions receivable                                              (9,240,000)
           Conversion feature on loans &
               debentures                                                            396,518
           Fair value of warrants
              exercised                                                              393,966
           Common stock payable                                                      568,000
                                               -------------  -------------  ---------------  ---------------
       Balance at December 31, 2000               77,973,829          7,797       66,316,298      (51,849,253)
           Loss for the period                                                                     (7,163,386)
           Exercise of stock options and
               warrants                              350,000             35           17,465
           Issued for cash                         1,122,121            112          455,888
           Issued on acquisition of Naftel assets  3,000,000            300        4,999,700
           Loan converted to stock                 1,415,256            141           47,735
           Subscriptions receivable                  619,546             62          218,778
           Issued for other consideration            909,744             91          132,438
           Warrant feature on Debentures                                             680,000
                                               -------------  -------------  ---------------  ---------------
       Balance at March 31, 2001                  85,390,496  $       8,538  $    72,868,302  $   (59,012,639)
                                             ===============  =============  ===============  ================


PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

1.       BUSINESS OVERVIEW

            Paradigm Advanced Technologies, Inc. ( the "Company") is a technology development company incorporated in Delaware on January 12, 1996. The Company owns the licensing rights to a broad based patent that covers the process by which satellite location signals are transmitted over a cellular network to a base unit. The Company is developing a complete location based commerce solution, using a proprietary system architecture that includes mobile units that integrate global positioning system (GPS) receivers along with wireless cellular transceivers, as well as tracking servers. The Company is also developing navigation and mapping technologies which compress detailed street maps on devices with limited onboard memory.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Use of estimates

            These consolidated financial statement have been prepared in accordance with generally accepted accounting principles in the United Stated of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

           b)   Principles of Consolidation

            The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the wholly owned subsidiaries and these consolidated financial statements include the financial results of the wholly owned subsidiaries to March 31, 2001.

           c)   Cash and Cash Equivalents

            Cash and cash equivalents consist of cash balances with banks and short-term investments with original maturities of less than three months.

           d)   Capital assets

            Capital Assets are recorded at cost less accumulated depreciation. Amortization is provided using the following annual rates:

                Furniture and Fixture  - 20% - declining balance method
                Computer Equipment     - 30% - declining balance method
                Computer software      - 50% - straight-line method
                Leasehold improvements - over the initial term of the lease

PARADIGM ADVANCED TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

           h)   Foreign Currency Translation

            Wholly-owned subsidiaries of the Company maintain their books and records in Canadian dollars and New Israeli Shekels. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into local funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

            The translation of the consolidated financial statements of these wholly-owned subsidiaries from their respective foreign currencies into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the foreign amounts could have been or could be realized at the conversion rates. Adjustments resulting from the translation are included in cumulative other comprehensive income in stockholders' equity.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

           j)   Income taxes

            The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

4.         CAPITAL ASSETS
                                                  March 31,        December 31,
                                                       2001                2000

                                                         $                   $

           Furniture, fixtures and computers        347,874             199,639
           Less:  accumulated amortization         (49,873)            (32,544)
                                                 ----------          ----------

                                                    298,001             167,095
                                                 ==========          ==========

5.         INTELLECTUAL PROPERTY
                                                  March 31,        December 31,
                                                       2001                2000

                                                         $                   $

           Patent Rights                         14,954,437          14,924,437
           Less:  accumulated amortization        1,057,523             684,037
                                                 ----------          ----------

                                                 13,896,914          14,240,400
                                                 ==========          ==========


           Patent Rights - During the year ended December 31, 2000 the Company issued 4,500,000 common shares, valued at $10,543,500 to acquire the licensing rights to US Patent # 5043736. The patent is for a broad based process patent, which covers the apparatus and method of transmitting position information from satellite navigational signals (such as GPS) over cellular systems to a base unit and displays the location of a person or object, so equipped.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

           As the agreements terminated the previously owned agency rights to license the use of the patent, the net book value of the patent agency agreement was written off in the year ended December 31, 2000, resulting in a charge to earnings of $129,393.

           During the year ended December 31, 2001, as part of the acquisition of the assets of NaftEl (note 9), the company acquired six patents to which it allocated a value of $30,000.

6.         LOANS PAYABLE

           Loans payable include loans amounting to $143,192 (December 31, 2000
           - $196,653) which are payable on demand and are secured by a pledge over all the assets of the Company, with interest at a rate of prime plus 4%.

           A loan of $225,000 (December 31, 2000 - $475,000) is secured by a pledge over all the assets of the Company with interest at a rate of 10%. The loan is repayable, with accrued interest, on July 31, 2001. The lender has the option to convert the balance of the loan at any time into common stock at a price of $1.00 per share.

7.         RELATED PARTY TRANSACTIONS

           Of the loans payable in note 6, $241,287 at March 31, 2001 was owing to directors of the Company or a company with which they are affiliated. Accounts payable and accrued liabilities at March 31, 2001 includes $71,886 of interest accrued on these loans and interest expense for the three months ended March 31, 2001 includes interest of $10,376 accrued for related party loans.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

8.         CAPITAL STOCK

           The following table summarizes activity under the stock option plan:

                                                                                                      Weighted
                                                                  Number of                            average
                                                                    Options  Price per share    exercise price
                                                              -------------  ---------------    --------------

           - Options outstanding, December 31, 1998               9,803,201    $0.05 - $0.40             $0.06
           - Options granted                                     13,235,000    $0.01 - $0.08             $0.05
                                                              -------------  ----------------   --------------


           Options outstanding, December 31, 1999                23,038,201    $0.01 - $0.40             $0.06
           - Options granted                                     31,725,666    $0.05 - $12.50            $1.58
           - Options expired                                       (668,334)   $0.05 - $3.00             $0.87
           - Options exercised                                   (5,613,867)   $0.01 - $2.00             $0.06
                                                              -------------  ----------------   --------------

           Options outstanding, December 31, 2000                48,481,666    $0.05 - $12.50            $1.04
           - Options granted                                      5,768,000    $0.66 - $1.30             $0.96
           - Options expired                                      (825,000)    $1.50 - $4.00             $1.81
           - Options exercised                                    (350,000)    $0.05 - $0.05             $0.05
                                                              -------------  ----------------   --------------

           Options outstanding, March 31, 2001                   53,074,666    $0.05 - $12.50            $1.03
                                                              =============  ================   ==============

         Options outstanding do not include 1,248,750 Exchangeable Shares which arise out of the acquisition of PowerLOC (note 9).

         Under an agreement for consulting services the Company is committed to issue an additional 7,000,000 options at exercise prices ranging from $2.00 to $4.00 per share.

         In February 2001, 2,000,000 shares were issued in payment of the loan of $51,000 from a director and shareholder.

         The following warrants were outstanding at March 31, 2001:
                                                               Number of
                          Expiry date      Price range          Warrants
                          -----------      -----------          --------
                                 2001    $0.10 - $0.25         5,500,000
                                 2003    $0.04 - $2.50         8,778,667
                                 2004            $1.00         1,500,000
                                 2005    $0.75 - $2.75           381,667
                                 2008    $1.00 - $9.00        10,000,000
                                 2010            $1.00        12,500,000
                                                              ----------

                      Total warrants outstanding              38,660,334
                                                              ==========

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

8.         CAPITAL STOCK (cont'd)

           Employee Stock Option Plan

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

           a)   NaftEl acquisition

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

           Issuance of 3,000,000 common shares @ $1.66          $     5,000,000
           Costs incurred                                                50,000
                                                                ---------------
                                                                $     5,050,000
                                                                ===============


           The purchase price has been allocated as follows:

           Capital assets                                       $        53,000
           Inventory                                                    204,238
           Patents                                                       30,000
           Research and development expenses                          4,762,762
                                                                ---------------
                                                                $     5,050,000
                                                                ===============


           Included in the assets acquired was software and technology for the interactive navigational and fleet management devices, including, inter alia, a map compression format and intellectual property rights pertaining thereto. These development costs were allocated to research and development expenses in terms of FAS 2 (Accounting for Research and Development Costs).

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

9.     BUSINESS ACQUISITIONS (cont'd)

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

                o 10,000,000 warrants for common shares are held in escrow for the vendors and are subject to a vesting schedule, based on the Company achieving specified progressive revenue targets, ranging from $1,000,000 to $5,000,000, from the commercialization of the purchased assets. The exercise prices of the warrants range from $1 to $9, based on the revenue targets achieved.

           b)   PowerLOC acquisition

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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

9.              BUSINESS ACQUISITIONS (cont'd)


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

            c)  WorldLink acquisition

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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

9.        BUSINESS ACQUISITIONS (cont'd)


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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

11.        GOVERNMENT ASSISTANCE

           Under an agreement with National Research Council Canada, Industrial Research Assistance Program, a project was approved in 2000 for Precommercialization Assistance of up to $314,000 for research and development. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004, limited to a maximum of $471,000. If the full amount of the assistance is not repaid at January 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

           No amounts have been accrued with regard to this project as the conditions for repayment have not yet been met.

           Government assistance has been applied to reduce research and development expense as follows:

                                            For the three       For the three
                                             months ended        months ended
                                           March 31, 2001      March 31, 2000
                                                       $                   $

           Research and development             5,090,869                  -
           Government assistance                  262,478                  -
                                            -------------      -------------
                                                4,828,391                  -
                                            =============      =============

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

12.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

           Non-monetary transactions:
                                                                             For the three       For the three
                                                                              months ended        months ended
                                                                            March 31, 2001      March 31, 2000
                                                                                        $                   $


           Shares issued for acquisitions                                        5,000,000           8,600,000
           Options and warrants issued for acquisitions                                 -            5,916,666
           Shares issued for redemption of convertible debentures                       -              235,325
           Exercise of stock options and warrants                                   17,500                  -
           Loan converted to stock                                                  47,876                  -
           Subscriptions receivable                                                218,840                  -
           Stock issued for other consideration                                     59,529                  -

       13. COMPREHENSIVE LOSS
                                                                             For the three       For the three
                                                                              months ended        months ended
                                                                            March 31, 2001      March 31, 2000

                                                                                        $                   $

           Net loss                                                             7,163,386           15,135,351
           Foreign currency translation adjustment                               (124,069)                  -
                                                                                ---------            ---------
                                                                                7,039,317           15,135,351
                                                                                =========            =========

           The components of cumulative other comprehensive income are as follows:

           Cumulative other comprehensive income - December 31, 1999                                        -
           Foreign currency translation adjustments for the year ended
              December 31, 2000                                                                         15,461
                                                                                                     ---------

           Cumulative other comprehensive income - December 31, 2000                                    15,461
           Foreign currency translation adjustments for the three months ended
              March 31, 2001                                                                           124,069
                                                                                                     ---------

           Cumulative other comprehensive income - March 31, 2001                                      139,530
                                                                                                     =========

                                                                              20

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

14.        COMMITMENTS

           The Company leases premises under an operating lease with a ten year term. Rent expense during the three months ended March 31, 2001 was $36,872 (1999 - $2,000). Minimum lease commitments under the lease at March 31, 2001 were:

           2001                                              $     67,590
           2002                                                    85,691
           2003                                                    85,691
           2004                                                    85,691
           2005                                                    85,691
           Thereafter                                             483,960
                                                             -------------
                                                             $    894,314
                                                             =============


15.        INCOME TAXES

           The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                For the three     For the three
                                                 months ended      months ended
                                               March 31, 2001    March 31, 2000

                                                           $                 $
           Deferred tax assets:

                Operating loss carryforwards        3,366,000         1,768,000
                Valuation allowance                (3,366,000)       (1,768,000)
                                                   ----------        ----------

                Net deferred tax assets                    -                 -
                                                   ==========        ==========


         The Company has determined that realization is not more likely than not and therefore a valuation allowance has been recorded against this deferred income tax asset.

         The Company's statutory and effective tax rate is 34%.

         The Company has certain non-capital losses of $9,900,000 available, which can be applied against future taxable income and which expire from 2007 to 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's results, performance and achievements in 2001 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The Company recorded licensing revenue of $15,000 for the three months ended March 31, 2001, resulting from licensing agreements relating to the patent which was signed in the second quarter of 2000. The Company recorded product sales of $45,705 for the three months ended March 31, 2001 as a result of the shipping of PowerLOC L-BIZ tm vehicle location products. The Company recorded no revenues for the three months ended March 31, 2000. The Company expects to earn increased revenues in the future as it increases its patent licensing activities and accelerates the sale and licensing of its PowerLOC products. The Company also expects to start earning revenues from the sale of the Destinator product, which was announced in March 2001, following the acquisition of the assets of NaftEL Technologies Ltd. ("NaftEL"), which were acquired in February 2001.

The Company earned interest revenue of $7,350 for the quarter ended March 31, 2001 and no interest revenue for the quarter ended March 31, 2000, due to the investment of cash received from the issuance of common shares and debt financing.

Selling, General and Administration Expenses for the three months ended March 31, 2001 were $1,154,019 as compared to $271,740 for the three months ended March 31, 2000. Operating expenses increased as a result of the acquisition of PowerLOC Technologies, Inc., on March 28, 2000 and the acquisition of the business of NaftEL Technologies Ltd. ("NaftEL") in February 2001. The Company also incurred higher corporate professional fees and patent related costs as it significantly increased its patent licensing activities.

Research and Development Expenses for the quarter ended March 31, 2001 were $4,828,391 as compared to $14,836,666 for the quarter ended March 31, 2000. The expenses for the quarter ended March 31, 2001 includes a charge of $4,762,762 representing the cost of the NaftEL acquisition, which was allocated to research and development expenses in February 2001, while the expenses for the quarter ended March 31, 2000 includes a charge of $14,836,666 representing the cost of the PowerLOC acquisition, which was allocated to research and development expenses in March 2000. Research and Development Expenses before non-cash expenses increased during the quarter ended March 31 2001 due to costs incurred on the development of the PowerLOC and NaftEL products. The PowerLOC development costs were partly offset by the contribution of $262,478 received from the National Research Council Canada, Industrial Research Assistance Program.

Depreciation and amortization charges for the three months ended March 31, 2001 were $390,815 as compared to $13,341 for the three months ended March 31, 2000 due to the amortization of the patent licensing rights.

The net loss for the three months ended March 31, 2001 before non-cash charges amounted to $1,379,809 as compared to a loss of $285,344 for the three months ended March 31, 2000. The higher loss reflects the increased selling, general and development expenses incurred as a result of the increase in the PowerLOC and NaftEL activities as well as the increased patent related expenses. Net Loss after non-cash charges amounted to $6,410,386 for the three months ended March 31, 2001 and $15,135,531 for the three months ended March 31, 2000 due to the expensing of the NaftEL (2001) and PowerLOC
(2000) acquisitions and the amortization of the patent licensing rights.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents on hand of $675,831 at March 31, 2001. The Company raised in excess of $470,000 cash during the quarter ended March 31 2001 and $4,000,000 cash during the year ended December 31, 2000, through the price paid to exercise stock options and warrants and through the issuance of common shares. The Company also raised $1,000,000 through debt financing in 2000. The Company has raised additional funds subsequent to the quarter end and intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next three months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development activities.

PLAN OF OPERATION

 In September 2000, the Company acquired the licensing rights to a broad based patent (US Patent # 5,043,736) which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company acquired the rights to US Patent # 5,043,736 previously owned by Eastern Investments, LLC, in exchange for 4,500,000 shares of Common Stock, and issued an additional 4,200,000 shares subject to an escrow agreement whereby the vendor may, at any time after July 16, 2001, acquire them from the Company at the following price per share: $2.20, up to July 16, 2002; and that amount, plus $0.20 per year, thereafter. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company announced the signing of two licensees in the second quarter of the 2000 fiscal year and has increased its licensing activities, as a result of the acquisition of the licensing rights. The Company acquired a 50% interest in WorldLink USA L.L.C. and issued 2,700,000 common shares and 12,500,000 stock warrants to WorldLink USA L.L.C. and will issue an additional 4,800,000 common shares. WorldLink USA L.L.C. will seek investments in companies with complementary and strategic technologies. The Company has announced a number of agreements for the sale and licensing of its PowerLOC tracking solutions during the third and forth quarters of the 2000 fiscal year and the first quarter of the 2001 fiscal year and started shipping products by the end of the 2000 fiscal year. The Company is increasing its development activities relating to the vehicle and personal GPS tracking devices and plans to negotiate additional distribution or sales representation agreements with location service providers and systems integrators to distribute these products. On February 19, 2001, Paradigm announced that it had acquired all of the navigation technology and intellectual property of NaftEL Technologies, Ltd. of Israel. NaftEL develops and markets navigation system software, enabling detailed street maps to be viewed on devices with limited on-board memory. This advanced technology also provides graphic or voice commands on portable computers, hand held devices and cellular phones to enable dynamic navigation for persons and vehicles. Following this acquisition, the Company announced the launch of the Destinator navigation product, which will allow for the compressing of detailed maps onto the Compaq iPaq Pocket PC.

The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company plans to subcontract its manufacturing activities. The Company plans to hire additional technical, sales and administrative employees in 2001 and is also considering the acquisition of companies or businesses with complimentary technologies.

RESEARCH AND DEVELOPMENT

A significant amount of time and effort was placed on research and development at the Company's inception. The Company has hired a number of software and hardware engineers for its PowerLOC and NaftEL businesses and also uses contractors and third party companies to continue its research and development activities. The Company plans to hire additional engineers and is planning to increase its research and development activities in order to develop a set of location tracking and navigation solutions for various applications.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that reflect the Company's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, reliance on one product line for revenue, and other factors discussed under "Risk Factors." in the Company's Form 10-KSB which was filed on April 2, 2001. Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.

                                    PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  none

         (b)      Reports on form 8-K.

                  The Company filed a report on Form 8-K on February 27, 2001 in connection with the acquisition of the assets of NaftEL.

                                  SIGNATURES

   In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Paradigm Advanced Technologies, Inc.

Date:  May 14, 2001                By: /s/ Selwyn Wener
                                      ---------------------------
                                      Selwyn Wener
                                      Chief Financial Officer