Form 10QSB
period 2001-06-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2001-08-14
CIK 1009781

p                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   June 30, 2001
                                ---------------
[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________________ to ____________________

                        Commission File Number: 0-28836
                        -------------------------------
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

           30 Leek Crescent, Suite 103, Richmond Hill, Ontario. L4B 4N4 CANADA
           --------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (905) 764-3701
                                --------------
               (Issuer's Telephone Number, Including Area Code)

         25 Leek Crescent, Richmond Hill, Ontario. L4B 4B3 CANADA
      -------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    --------     ---------

    As of August 9, 2001 the issuer had 102,558,674 shares of its common stock issued and outstanding.

    Traditional Small Business Disclosure Format (check one):

Yes              No    X
    --------        ---------

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS


Consolidated Balance Sheets as of June 30, 2001
and December 31, 2000                                                      1 - 2

Consolidated Statements of Operations for the three
months and six months ended June 30, 2001 and 2000                             3

Consolidated Statements of Cash Flows for the three
months and six months ended June 30, 2001 and 2000                         4 - 5

Consolidated Statements of Stockholders' Equity for
the six months ended June 30, 2001 and years ended
December 31, 2000 and 1999                                                     6

Notes to Consolidated Financial Statements                                7 - 19

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
As at June 30, 2001
(Amounts expressed in US Dollars)
(Unaudited)

                                                      June 30,      December 31,
                                                          2001              2000
                                                                       (audited)

                                                           $                $
-
                                    ASSETS
CURRENT ASSETS

    Cash and cash equivalents                          227,670         1,453,858
    Miscellaneous receivables                          373,969            85,322
    Prepaids and deposits                              131,647           251,451
    Inventory                                          213,365            91,296
                                                    ----------        ----------

TOTAL CURRENT ASSETS                                   946,651         1,881,926

CAPITAL ASSETS (note 4)                                376,086           167,095

INTELLECTUAL PROPERTY (note 5)                      13,523,073        14,240,400

INVESTMENTS (note 9)                                   613,550           613,550
                                                    ----------        ----------




                                                    15,459,360        16,902,971
                                                    ==========        ==========

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
As at June 30, 2001
(Amounts expressed in US Dollars)
(Unaudited)

                                                         June 30,   December 31,
                                                             2001           2000
                                                                       (audited)

                                                              $             $

                                   LIABILITIES
    CURRENT LIABILITIES

       Accounts payable and accrued liabilities         2,253,323      1,741,015
       Loans payable (note 6)                             470,676        671,653
                                                        ---------      ---------

                                                        2,723,999      2,412,668
                                                        ---------      ---------

                              SHAREHOLDERS' EQUITY


CAPITAL STOCK (note 8)

Share Capital

    Authorized

             100,000,000 Common Stock at $0.0001 par value
    Issued and outstanding stock

           95,633,116 as of June 30, 2001                          9,563             --
           77,973,829 as of December 31, 2000                         --          7,797

    Additional paid-in capital                                75,094,564     66,316,298
    Cumulative other comprehensive
    income (note 13)                                              13,229         15,461

DEFICIT                                                      (62,381,995)   (51,849,253)



TOTAL STOCKHOLDERS' EQUITY                                    12,735,361     14,490,303


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    15,459,360     16,902,971


                   The accompanying notes are an integral part of these consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Amounts expressed in US Dollars)
(Unaudited)

                                          Cumulative
                                             since              For the three months       For the six months ended
                                           inception               ended June 30,                  June 30,
                                                               2001          2000           2001            2000

                                              $                $              $              $              $
    REVENUE
         Sales and royalties                  561,744         329,035             --        389,740              --
         Interest                              69,061           7,217          3,829         14,567           3,829
                                        ----------------------------------------------------------------------------
                                              630,805         336,252          3,829        404,307           3,829
                                        ----------------------------------------------------------------------------
    OPERATING EXPENSES

         Cost of sales                        632,147         157,092             --        192,291              --
         Research and development          21,213,098         747,469        103,236      5,575,860      14,930,171
         Selling, general and
         administration                    36,099,521       2,326,674        743,656      3,480,693       1,025,126
         Interest                           2,602,893          79,833         50,750        902,850         227,013
         Amortization                       1,535,141         394,540         13,429        785,355          26,770
         Write-off investment in
         subsidiary                           930,000              --             --             --              --
                                        ----------------------------------------------------------------------------


    TOTAL OPERATING EXPENSES               63,012,800       3,705,608        911,071     10,937,049      16,209,080
                                        ----------------------------------------------------------------------------

    LOSS BEFORE INCOME TAXES
                                          (62,381,995)     (3,369,356)      (907,242)   (10,532,742)    (16,205,251)

    Income taxes (note 15)                        --               --             --             --              --

                                        ----------------------------------------------------------------------------

    NET LOSS                              (62,381,995)     (3,369,356)      (907,242)   (10,532,742)    (16,205,251)

                                        ============================================================================

    Loss per share                                              (0.04)         (0.02)         (0.12)          (0.37)

                                                       =============================================================

    Weighted average common share
    outstanding during period                              89,226,743     53,127,438     85,556,371      43,939,822
                                                       =============================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the six months ended June 30, 2001
(Amounts expressed in US Dollars)
(Unaudited)

                                                          Cumulative        For the six        For the six
                                                               since       months ended       months ended
                                                           inception           June 30,           June 30,
                                                                                   2001               2000
                                                                 $                  $                  $
    CASH FLOWS FROM OPERATING ACTIVITIES
       Loss for the period                              (62,381,995)       (10,532,742)       (16,205,251)
       Items not requiring an outlay of cash
            Amortization of capital assets                1,535,141            785,355             26,770
            Research and development included
               in acquisitions                           18,816,666          4,940,000         14,846,397
            Options issued to consultants                24,602,162               --                 --
            Options issued to employees with
               strike price below market price            2,434,650               --              292,400
            Common stock and options issued in
               payment of  expenses                       1,519,440          1,338,862               --
            Conversion feature on settlement of loans       351,520               --                 --
            Fair value of cashless warrants granted         393,966               --                 --
            Amortization of conversion feature on
               debentures                                   773,858            680,000            202,408
            Patent license fee                               29,000               --                 --
            Common stock issued on acquisition
               of patent license                             19,500               --               19,500
            Exercise of stock options & warrants            (22,337)              --                 --
            Increase in warrants regarding prior
               period adjustments                           160,541               --                 --
            Write-off of investment in subsidiary           930,000               --                 --
            Patent license write-off                        129,393               --                 --
            Capital assets written off                       31,059               --                 --
        Net changes in non-cash working
               capital items related to operations
            Miscellaneous receivables                      (340,473)          (254,496)           (25,968)
            Inventory                                      (214,743)          (122,567)              --
            Prepaids and deposits                          (286,652)           120,208               --
            Accounts payable                              2,329,060            580,819            (30,959)
                                                         ----------          ---------          ---------
    NET CASH FLOWS FROM OPERATING
        ACTIVITIES                                       (9,190,244)        (2,464,561)          (874,703)
                                                         ----------          ---------          ---------
    CASH FLOWS FROM FINANCING ACTIVITIES
        Loans payable                                     1,377,504           (150,000)              --
        Proceeds of common stock issuance                 9,448,240          1,621,577          1,847,791
                                                         ----------          ---------          ---------
    NET CASH FLOWS FROM FINANCING
         ACTIVITIES                                      10,825,744          1,471,577          1,847,791
                                                         ----------          ---------          ---------


PARADIGM ADVANCED TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the six months ended June 30, 2001
(Amounts expressed in US Dollars)
(Unaudited)


                                                      Cumulative      For the six      For the six
                                                           since     months ended     months ended
                                                       inception         June 30,         June 30,
                                                                             2001             2000
                                                            $                 $                 $

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of capital assets                        (454,619)       (217,018)         (329,787)
   Acquisition of intellectual property                  (30,937)           --                --
   Acquisition of equity investment                      (16,050)           --                --
   Acquisition of subsidiary                            (930,000)           --                --
                                                      ----------      ----------          --------

NET CASH FLOWS FROM INVESTING
  ACTIVITIES                                          (1,431,606)       (217,018)         (329,787)
                                                      ----------      ----------          --------

   Effect of foreign currency exchange
     rate changes                                         23,776         (16,186)             --
                                                      ----------      ----------          --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS FOR THE PERIOD                        227,670      (1,226,188)          643,301
                                                      ==========

   Cash and cash equivalents -  beginning of period                    1,453,858                65
                                                                      ----------          --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                227,670           643,366

                                                                      ==========          ========

Cash and cash equivalents are comprised
   as follows:
        Cash                                                             227,670           243,777
        Short-term investments                                             --              399,589
                                                                      ----------          --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                227,670           643,366
                                                                      ==========          ========

INCOME TAXES PAID                                                          --                --
                                                                      ==========          ========

INTEREST PAID                                                              --                --
                                                                      ==========          ========
Note:  See note 12 for supplemental information


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity
(Amounts expressed in US Dollars)
(Unaudited)


                                                                Common Stock
                                                                ------------              Additional
                                                          Shares           Amount      Paid-In Capital            Deficit
                                                      ----------        ----------     --------------    ----------------
Balance at December 31, 1998                          29,796,662        $    2,980     $    4,780,945    $     (4,824,132)

   Loss for the year                                                                                             (873,771)
   Debentures redeemed                                   200,000                20              9,980
                                                      ----------        ----------     --------------    ----------------

Balance at December 31, 1999                          29,996,662             3,000          4,790,925          (5,697,903)

   Loss for the year                                                                                          (46,151,350)
   Exercise of stock options and
     warrants                                         15,419,592             1,542          2,423,617
   Issued for cash                                     3,961,090               396          1,235,490
   Debentures redeemed                                 8,141,250               814            442,511
   Issued on acquisition of
     PowerLOC                                          3,650,000               365         13,876,301
   Issued on acquisition of
     patent license                                      100,000                10             48,490
   Issued for other consideration                      2,305,235               230            180,353
   Patent acquisition                                  8,700,000               870         19,782,630
   Issued for WorldLink USA LLP                        3,700,000               370            429,130
   Loan converted to stock                             2,000,000               200            499,800
   Options issued to consultants                                                           24,383,917
   Options issued to patent rights                                                          4,350,000
   Options issued to employees                                                              1,754,650
   Subscriptions receivable                                                                (9,240,000)
   Conversion feature on loans &
     debentures                                                                               396,518
   Fair value of warrants
     exercised                                                                                393,966
   Common stock payable                                                                       568,000
                                                      ----------        ----------     --------------    ----------------
Balance at December 31, 2000                          77,973,829             7,797         66,316,298         (51,849,253)
   Loss for the period                                                                                        (10,532,742)
   Exercise of stock options and
     warrants                                            550,000                55             27,445
   Issued for cash                                     4,704,834               470          1,593,607
   Issued on acquisition of NaftEL assets              3,000,000               300          4,999,700
   Options issued to consultants                                                              977,500
   Warrant feature on debentures                                                              680,000
   Loan converted to stock                             1,415,256               142             47,734
   Subscriptions receivable                              207,515                21             32,166
   Issued for other consideration                      7,781,682               778            420,114
                                                      ----------        ----------     --------------    ----------------
   Balance at June 30, 2001                           95,633,116        $    9,563     $   75,094,564    $    (62,381,995)
                                                      ==========        ===========    ==============    ================


                                 The accompanying notes are an integral part of
                                    these consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
June 30, 2001
(Amounts expressed in US Dollars)
(Unaudited)

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

         b) Principles of Consolidation

         The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Consolidation commenced with the effective dates of acquisition of the operations of the wholly owned subsidiaries and these consolidated financial statements include the financial results of the wholly owned subsidiaries to June 30, 2001.

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

         h) Foreign Currency Translation

         Wholly-owned subsidiaries of the Company maintain their books and records in Canadian dollars and New Israeli Shekels. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into the home currency at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

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

                                                   For the six months ended June
                                                                30,
                                                       2001            2000
                                                       ----            ----
                                                         $               $
        Net loss applicable to common shares
                      - US GAAP
                      Reported                     (10,532,742)    (16,205,251)
                      Pro-forma                    (11,092,950)    (16,247,481)

            Basic loss per common share:
                      Reported                        (0.12)          (0.37)
                      Pro-forma                       (0.13)          (0.37)


         l) Research and Development
         Research and development costs, other than capital expenditures but including acquired research and development costs, are charged against income in the period incurred.

         m) Revenue recognition

         Revenues from the sale of products are recognized upon shipment of the goods and the passage of title to the customer.

         License fees are recognized as income over the terms of the licenses.

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

         p) Inventory

         Inventories are valued at the lower of cost, calculated on an average cost basis, or market determined by the selling price less a normal gross margin.

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

         r) Concentration of Credit Risks

         The Company's receivables are unsecured and are generally due in 90 days. Currently, the Company's customers are primarily purchasers of location devices. The Company's receivables do not represent significant concentrations of credit risks as at June 30, 2001 due to their immateriality.

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

     4.  CAPITAL ASSETS

                                                       June 30,     December 31,
                                                           2001             2000

                                                           $                $

         Furniture, fixtures and computers              446,657         199,639
         Less:  accumulated amortization                (70,571)        (32,544)
                                                     ----------        --------
                                                        376,086         167,095
                                                     ==========      ==========

     5.  INTELLECTUAL PROPERTY

                                                       June 30,     December 31,
                                                           2001             2000

                                                           $                $

         Patent Rights                                14,954,437     14,924,437
         Less:  accumulated amortization             (1,431,364)       (684,037)
                                                     ----------        --------

                                                     13,523,073      14,240,400

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

         The vendor was also issued 4,200,000 common shares subject to an escrow agreement, which the Company has recorded as a subscription receivable. The vendor may, at any time after July 16, 2001, require the escrow agent to sell the shares, and remit to the Company from the proceeds at a price per share of $2.20, up to July 16, 2002, and that amount plus $0.20 per share per year, thereafter.

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

         In February, 2001, as part of the acquisition of the assets of NaftEL (note 9), the company acquired six patents to which it allocated a value of $30,000.

     6.  LOANS PAYABLE

         Loans payable include loans amounting to $245,676 (December 31, 2000 - $196,653) which are payable on demand and are secured by a pledge over all the assets of the Company, with interest at a rate of prime plus 4%.

         A loan of $225,000 (December 31, 2000 - $475,000) is secured by a pledge over all the assets of the Company with interest at a rate of 10%. The loan is repayable, with accrued interest, on July 31, 2001. The lender has the option to convert the balance of the loan at any time into common stock at a price of $1.00 per share.

     7.  RELATED PARTY TRANSACTIONS

         Of the loans payable in note 6, $341,959 at June 30, 2001 was owing to directors of the Company or a company with which they are affiliated. Accounts payable and accrued liabilities at June 30, 2001 includes $42,562 of interest accrued on these loans. Interest expense for related party loans for the three months ended June 30, 2001 is $487 and for the six months ended June 30, 2001 is $1,942.

     8.  CAPITAL STOCK

         The following table summarizes activity under the stock option plan:

                                                                                                      Weighted
                                                                Number of                            average
                                                                  Options   Price per share   exercise price
                                                              ----------    --------------             -----
         Options outstanding, December 31, 1998                 9,803,201    $0.05 - $0.40             $0.06
         - Options granted                                     13,235,000    $0.01 - $0.08             $0.05
                                                              ----------    --------------             -----

         Options outstanding, December 31, 1999                23,038,201    $0.01 - $0.40             $0.06
         - Options granted                                     31,725,666   $0.05 - $12.50             $1.58
         - Options expired                                      (668,334)    $0.05 - $3.00             $0.87
         - Options exercised                                  (5,613,867)    $0.01 - $2.00             $0.06
                                                              ----------    --------------             -----

         Options outstanding, December 31, 2000                48,481,666   $0.05 - $12.50             $1.04
         - Options granted                                     13,483,000    $0.41 - $4.00             $1.91
         - Options expired                                    (2,985,000)    $0.90 - $4.00             $1.56
         - Options exercised                                    (350,000)    $0.05 - $0.05             $0.05
                                                              ----------    --------------             -----

         Options outstanding, June 30, 2001                   58,629,666    $0.05 - $12.50             $1.23
                                                              ==========    ==============             =====


         In February 2001, 2,000,000 shares were issued in payment of the loan of $51,000 from a director and shareholder.

         The following warrants were outstanding at June 30, 2001:

                                                                  Number of
                             Expiry date      Price range          Warrants
                             -----------    -------------       -----------

                                    2001    $0.10 - $0.25         5,500,000
                                    2003    $0.04 - $2.50         8,778,667
                                    2004    $0.50 - $1.00         5,112,500
                                    2005    $0.40 - $2.75         1,487,323
                                    2006            $0.45         1,000,000
                                    2008    $1.00 - $9.00        10,000,000
                                    2010            $1.00        12,500,000
                                                                -----------

                         Total warrants outstanding              44,378,490
                                                                ===========

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

         Issuance of 3,000,000 common shares @ $1.66              $    5,000,000
                                                                       =========

           The purchase price has been allocated as follows:

           Capital assets                                         $       30,000
           Patents                                                        30,000
           Research and development expenses                           4,940,000
                                                                  --------------

                                                                  $    5,000,000

                                                                  ==============

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

     c)  Worldlink acquisition

         The Company entered into an agreement ("the Agreement") with Pangea Petroleum Corporation ("Pangea") to form a strategic alliance. The primary activity of the joint venture will be to act as an incubator in seeking out companies with technologies in which WorldLink can make appropriate investments in new and complimentary technologies. As part of the Agreement, the Company and Pangea agreed as follows:

         i) The Company acquired all of the Class B membership units of Worldlink USA, L.L.C. ("Worldlink") for 7,500,000 common shares and 12,500,000 warrants, issued to WorldLink. Of the 7,500,000 common shares issued, 2,700,000 were issued in 2000 and 4,800,000 were issued in 2001. These units represent 50% of the membership units of Worldlink. Worldlink is a development stage company that owns or licenses video streaming, a library of concerts and Audio Streaming Format production.

         ii) Pangea acquired all of the Class A Membership Units of Worldlink in exchange for 12,500,000 warrants of Pangea, issued to WorldLink. These units also represent 50% of the membership units in Worldlink.

         iii) The Company issued 1,000,000 common shares, valued at $35,000, in payment of professional and consulting fees.

         iv) In the event of the liquidation of Worldlink, the Class A membership units have a liquidation preference in and to the Paradigm securities, and the Class B membership units have a liquidation preference in and to the Pangea securities.

         The acquisition has been accounted for using the purchase method. The assets of Worldlink acquired and the consideration given by the Company are summarized as follows:

              a) Assets acquired (50% interest):
                 Equipment                                           $     1,000
                 Investments                                             612,550
                                                                     -----------

                                                                     $   613,550

                                                                     ===========

              b) Consideration given:
                 8,500,000 common shares                             $   297,500
                 12,500,000 warrants                                     300,000
                 Costs incurred                                           16,050
                                                                     -----------

                                                                     $   613,550

                                                                     ===========

         The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

                   Risk-free interest rate               6.6%
                   Dividend yield                          0%
                   Expected life                          10 years
                   Stock price volatility                100%

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

     11. GOVERNMENT ASSISTANCE

         Under an agreement with National Research Council Canada, Industrial Research Assistance Program, a project was approved in 2000 for Precommercialization Assistance of up to $327,000 for research and development. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004, limited to a maximum of $490,000. If the full amount of the assistance is not repaid at January 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

         No amounts have been accrued with regard to this project as the conditions for repayment have not yet been met. Government assistance has been applied to reduce research and development expense as follows:

                                              For the three months ended      For the six months ended
                                                       June 30,                       June 30,
                                                 2001            2000           2001            2000
                                                 ----            ----           ----            ----
                                                  $               $               $              $

         Research and development               751,077         103,236      5,841,946      14,930,171
         Government assistance                    3,608               0        266,086               0
                                                -------         -------      ---------      ----------

                                                747,469         103,236      5,575,860      14,930,171
                                                =======         =======      =========      ==========


     12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Non-monetary transactions:

                                                                               For the six         For the six
                                                                              months ended        months ended
                                                                             June 30, 2001       June 30, 2000

                                                                                      $                    $

           Shares issued for acquisitions                                       5,000,000            8,600,000
           Options and warrants issued for acquisitions                              --              5,916,666
           Shares issued for redemption of convertible debentures                    --                241,325
           Loan converted to stock                                                 47,876                 --
           Subscriptions receivable                                                32,187                 --
           Stock issued for other consideration                                    59,531                 --


       13. COMPREHENSIVE LOSS

                                                       For the three months ended    For the six months ended
                                                                June 30,                     June 30,
                                                           2001          2000           2001          2000
                                                           ----          ----           ----          ----

                                                             $              $             $             $
           Net loss                                       3,369,356        907,242    10,532,742    16,205,251
           Foreign currency translation adjustment          126,301              0         2,232             0
                                                          ---------        -------    ----------    ----------

                                                          3,495,657        907,242    10,534,794    16,205,251
                                                          =========        =======    ==========    ==========



         The components of cumulative other comprehensive income are as follows:

         Cumulative other comprehensive income - December 31, 1999                                     --
         Foreign currency translation adjustments for the year ended
           December 31, 2000                                                                         15,461
                                                                                                     ------

         Cumulative other comprehensive income - December 31, 2000                                   15,461
         Foreign currency translation adjustments for the six months ended

           June 30, 2001                                                                             (2,232)
                                                                                                     ------

         Cumulative other comprehensive income - June 30, 2001                                       13,229
                                                                                                     ======

     14. COMMITMENTS

         The Company leases premises under an operating lease with a ten year term. Rent expense during the six months ended June 30, 2001 was $107,061 (1999 - $7,439). Minimum lease commitments under the lease at June 30, 2001 were:

         2001                                                      $      44,614
         2002                                                             89,227
         2003                                                             89,227
         2004                                                             89,227
         2005                                                             89,227
         Thereafter                                                      503,932
                                                                   -------------

                                                                   $     905,454
                                                                   =============

         On June 14, 2001 the Company entered into a four-year license agreement for digital map data. The license fees are based on a variety of factors with a minimum annual fee of $500,000 per annum.

     15. INCOME TAXES

         The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                                                June 30,        December 31,
                                                                                    2001                2000

                                                                                      $                   $
         Deferred tax assets:

             Operating loss carry-forwards                                    4,148,000           2,822,000
             Valuation allowance                                             (4,148,000)         (2,822,000)
                                                                             ----------          ----------

                Net deferred tax assets                                           --                  --
                                                                             ==========          ==========

         The Company has determined that realization is not more likely than not and therefore a valuation allowance has been recorded against this deferred income tax asset.

         The Company's statutory and effective tax rate is 34%.

         The Company has certain non-capital losses of $12,200,000 available, which can be applied against future taxable income and which expire from 2007 to 2022.

     16. SUBSEQUENT EVENTS

         The Company has entered into a $10,750,000 equity financing facility with an investment group. In terms of this facility $750,000 will be invested in the third quarter, through the issue of restricted shares, while the remaining $10,000,000 equity financing facility is conditional on the effectiveness of a registration statement that the Company will file with the Securities and Exchange Commission. The equity financing facility will allow the Company to sell, at its discretion, up to $10 million worth of common shares of Paradigm's stock to the investor group over the next two years.

         The authorized Share Capital of the Company was increased at the shareholder's meeting on July 5, 2001 from 100,000,000 to 250,000,000 common stock at $0.0001 par value.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

The Company recorded revenue of $329,035 for the three months ended June 30, 2001 from the shipping of its PowerLOC L-BIZ tm vehicle location products and server. The Company recorded no revenues for the three months ended June 30, 2000. The Company expects to earn increased revenues in the future as it increases its patent licensing activities and accelerates the sale and licensing of its PowerLOC products. The Company also expects to start earning revenues from the sale of the Destinator product, with the first orders scheduled for shipment in July 2001.

The Company earned interest revenue of $7,217 for the quarter ended June 30, 2001 and $3,829 interest revenue for the quarter ended June 30, 2000, due to the investment of cash received from the issuance of common shares and debt financing.

Cost of Sales for the three months ended June 30, 2001 amounted to $157,092 or 47.8% of revenue. There was no cost of sales for the three months June 30, 2000.

Selling, General and Administration Expenses before non-cash charges for the three months ended June 30, 2001 were $1,060,812 as compared to $451,256 for the three months ended June 30, 2000. Operating expenses increased as a result of the increase in PowerLOC activities and the acquisition of the business of NaftEL Technologies Ltd. ("NaftEL") in February 2001. The Company also incurred higher corporate professional fees and patent related costs as it significantly increased its patent licensing activities. Selling, General and Administration Expenses, after non-cash charges for the three months ended June 30, 2001 were $2,326,674 as compared to $743,656 for the three months ended June 30, 2000. The non-cash expenses comprised compensation costs recorded for the issue of common stock and options to employees and consultants.

Research and Development Expenses before non-cash charges for the quarter ended June 30, 2001 were $520,231 as compared to $93,505 for the quarter ended June 30, 2000 due to costs incurred on the development of the PowerLOC and Destinator products. Research and Development Expenses after non-cash charges for the three months ended June 30, 2001 were $747,469 as compared to $103,236 for the three months ended June 30, 2000. The non-cash expenses comprised compensation costs recorded for the issue of common stock and options to employees and consultants.

Interest expense for the quarter ended June 30, 2001 amounted to $79,833 as compared to $50,750 for the quarter ended June 30, 2000. Interest expense includes interest paid on secured and unsecured debt.

Depreciation and amortization charges for the three months ended June 30, 2001 were $394,540 as compared to $13,429 for the three months ended June 30, 2000 due to the amortization of the patent licensing rights.

The net loss for the three months ended June 30, 2001 before non-cash charges amounted to $1,481,716 as compared to a loss of $591,682 for the three months ended June 30, 2000. The higher loss reflects the increased selling, general and development expenses incurred as a result of the increase in the PowerLOC and Destinator activities as well as the increased patent related expenses. Net Loss after non-cash charges amounted to $3,369,356 for the three months ended June 30, 2001 and $907,242 for the three months ended June 30, 2000 due to the expensing of common stock and options issued to employees and consultants and the amortization of the patent licensing rights.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The Company recorded revenue of $389,740 for the six months ended June 30, 2001, which was mainly derived from the sale of its PowerLOC L-BIZ tm vehicle location products and server. The Company recorded no revenues for the six months ended June 30, 2000. The Company is receiving additional orders for its PowerLOC L-BIZ products and newly released Destinator product, which should result in increased revenues in the future. The company is also increasing its patent licensing activities.

The Company earned interest revenue of $14,567 for the six months ended June 30, 2001 and $3,829 interest revenue for the six months ended June 30, 2000, due to the investment of cash received from the issuance of common shares and debt financing.

Cost of Sales for the six months ended June 30, 2001 amounted to $192,291 or 49.3% of revenue. There was no cost of sales for the six months June 30, 2000.

Selling, General and Administration Expenses before non-cash charges for the six months ended June 30, 2001 were $2,141,831 as compared to $713,226 for the six months ended June 30, 2000. Operating expenses increased as a result of the increase in PowerLOC activities and the acquisition of the business of NaftEL Technologies Ltd. ("NaftEL") in February 2001. The Company also incurred higher corporate professional fees and patent related costs as it significantly increased its patent licensing activities. Selling, General and Administration Expenses after non-cash charges for the six months ended June 30, 2001 were $3,480,693 as compared to $1,025,126 for the six months ended June 30, 2000. The non-cash expenses comprised compensation costs recorded for the issue of common stock and options to employees and consultants.

Research and Development Expenses before non-cash charges for the six months ended June 30, 2001 were $635,860 as compared to $83,774 for the six months ended June 30, 2000 due to costs incurred on the development of the PowerLOC and Destinator products. Research and Development Expenses after non-cash charges for the six months ended June 30, 2001 were $5,575,860 as compared to $14,930,171 for the six months ended June 30, 2000. The main non-cash charge for the six months ended June 30, 2001 was a charge of $4,940,000 representing the cost of the NaftEL acquisition, which was allocated to research and development expenses in February 2001, while the expenses for the six months ended June 30, 2000 includes a non-cash charge of $14,846,397 representing the cost of the PowerLOC acquisition, which was allocated to research and development expenses in March 2000. The PowerLOC development costs were partly offset by the contribution of $266,086 received from the National Research Council Canada, Industrial Research Assistance Program.

Interest expense before non-cash charges for the six months ended June 30, 2001 amounted to $222,850 as compared to $24,605 for the six months ended June 30, 2000, while Interest expense after non-cash charges for the six months ended June 30, 2001 amounted to $902,850 as compared to $227,013 for the six months ended June 30, 2000. The non-cash charges comprise an amortization charge for the conversion feature on debentures.

Depreciation and amortization charges for the six months ended June 30, 2001 were $785,355 as compared to $26,770 for the six months ended June 30, 2000 due to the amortization of the patent licensing rights.

The net loss for the six months ended June 30, 2001 before non-cash charges amounted to $2,788,525 as compared to a loss of $817,776 for the six months ended June 30, 2000. The higher loss reflects the increased selling, general and development expenses incurred as a result of the increase in the PowerLOC and Destinator activities as well as the increased patent related expenses. Net Loss after non-cash charges amounted to $10,532,742 for the six months ended June 30, 2001 and $16,205,251 for the six months ended June 30, 2000 to the expensing of the NaftEL (2001) and PowerLOC (2000) acquisitions and the amortization of the patent licensing rights.

Liquidity and Capital Resources

The Company had cash and cash equivalents on hand of $227,670 at June 30, 2001. The Company raised in excess of $1,600,000 cash during the six months ended June 30, 2001 and $4,000,000 cash during the year ended December 31, 2000, through the price paid to exercise stock options and warrants and through the issuance of common shares. The Company has entered into a $10,750,000 equity financing facility with an investment group. Under the terms of this facility $750,000 will be invested in the third quarter, through the issuance of restricted shares, while the remaining $10,000,000 is conditional on the effectiveness of a registration statement that the Company will file with the Securities and Exchange Commission. The equity financing facility allows the Company to sell, at its discretion, up to $10 million worth of common shares of Paradigm's stock to the investor group over the next two years. The Company has raised additional funds subsequent to the quarter end and intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company is also negotiating purchase order and receivables financing to facilitate the fulfillment of its orders. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next three months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development and business activities.

Plan of Operation

In September 2000, the Company acquired the licensing rights to a broad based patent (US Patent # 5043736) which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network. The Company acquired the rights to US Patent # 5043736 previously owned by Eastern Investments, LLC, in exchange for 4,500,000 shares of Common Stock, and issued an additional 4,200,000 shares subject to an escrow agreement whereby the vendor may, at any time after July 16, 2001, acquire them from the Company at the following price per share: $2.20, up to July 16, 2002; and that amount, plus $0.20 per year, thereafter. The Company plans to license parties using this process and expects to earn licensing revenue from these agreements. The Company announced the signing of two licensees in the second quarter of the 2000 fiscal year and has increased its licensing activities as a result of the acquisition of the licensing rights. The Company acquired a 50% interest in WorldLink USA L.L.C. and issued 7,500,000 common shares and 12,500,000 stock warrants to WorldLink USA L.L.C. WorldLink USA L.L.C. will seek investments in companies with complementary and strategic technologies. The Company has announced a number of agreements for the sale and licensing of its PowerLOC tracking solutions and started shipping products prior to the end of the 2000 fiscal year. The Company is increasing its development activities relating to the vehicle and personal GPS tracking devices and plans to negotiate additional distribution or sales representation agreements with location service providers and systems integrators to distribute these products. On February 19, 2001, Paradigm announced that it had acquired all of the navigation technology and intellectual property of NaftEL Technologies, Ltd. of Israel. NaftEL develops and markets navigation system software, enabling detailed street maps to be viewed on devices with limited on-board memory. This advanced technology also provides graphic or voice commands on portable computers, hand held devices and cellular phones to enable dynamic navigation for persons and vehicles. Following this acquisition, the Company announced the launch of the Destinator navigation product, which will allow for the compressing of detailed maps onto the Compaq iPaq Pocket PC. The Company commenced shipment of the Destinator product in July 2001.

The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company plans to subcontract its manufacturing activities. The Company plans to hire additional technical, sales and administrative employees in 2001 and is also considering the acquisition of companies or businesses with complimentary technologies.

Research and Development

A significant amount of time and effort was placed on research and development at the Company's inception. The Company has hired a number of software and hardware engineers for its PowerLOC and Destinator businesses and also uses contractors and third party companies to continue its research and development activities. The Company plans to hire additional engineers and is planning to increase its research and development activities in order to develop a set of location tracking and navigation solutions for various applications.

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

PART II

              OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On July 5, 2001 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected three directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also approved and adopted a proposal to increase the Company's authorized common stock from 100,000,000 shares to 250,000,000 shares. The votes for directors were as follows:

                                                      Votes
--------------------------------------------------------------------------------
                                             For                   Withheld
                                    ------------------        ------------------

                  David Kerzner          73,206,352                 3,300
                  Eduardo Guendelman     73,197,752                11,900
                  David Ghermezian       72,996,402               213,250

The votes to approve and adopt the increase the Company's authorized common stock from 100,000,000 shares to 250,000,000 shares were as follows:

              For                           Against                  Abstain
         ------------------        ------------------         -----------------
         72,329,184                         939,028                   36,790


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit No.                Description of Exhibit
         -----------                ----------------------

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

Date:  August 14, 2001

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