Form 10QSB
period 2001-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2001-11-14
CIK 1009781

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 2001
                                 ------------------


[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________________ to ____________________

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

Yes    X         No
    --------       --------

       As of November 8, 2001 the issuer had 115,112,702 shares of its common stock issued and outstanding.

    Traditional Small Business Disclosure Format (check one):

Yes              No   X
    --------       --------

Part I - Financial Information

Item 1. Financial Statements

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2001

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                TABLE OF CONTENTS

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000           5 - 6

Consolidated Statements of Operations for the three months and nine months ended
September 30, 2001 and 2000                                                              7

Consolidated Statements of Cash Flows for the three months and nine months ended
September 30, 2001 and 2000                                                          8 - 9

Consolidated Statements of Stockholders' Equity for the nine months ended
September 30, 2001 and years ended December 31, 2000 and 1999                       10 -11

Notes to Consolidated Financial Statements                                         12 - 28

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                           (1) September 30,   December 31,
                                                                  2001             2000
                                                               (unaudited)      (audited)
                                                                   $                $
                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    232,247         1,453,858
    Accounts receivable                                          411,521            85,322
    Prepaid expenses and deposits                                162,893           251,451
    Inventory                                                    160,030            91,296
                                                             -----------       -----------
TOTAL CURRENT ASSETS                                             966,691         1,881,927

CAPITAL ASSETS (note 4)                                          384,478           167,095

INTELLECTUAL PROPERTY (note 5)                                13,149,223        14,240,400

INVESTMENTS (note 9)                                             613,550           613,550
                                                             -----------       -----------
                                                             $15,113,942       $16,902,972
                                                             ===========       ===========

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                      September 30,   December 31,
                                                                           2001          2000
                                                                       (unaudited)      (audited)
                                                                           $              $

                                   LIABILITIES
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                           3,369,958       1,741,016
    Loans payable (note 6)                                               275,673         671,653
                                                                    ------------    ------------
                                                                       3,645,631       2,412,669
                                                                    ------------    ------------
LONG TERM LIABILITIES
    Promissory Note Payable (note 7)                                   1,360,000              --
                                                                    ------------    ------------
TOTAL LIABILITIES                                                      5,005,631       2,412,669
                                                                    ------------    ------------
                              SHAREHOLDERS' EQUITY
CAPITAL STOCK (note 8)
Share Capital
    Authorized
        250,000,000 shares of Common Stock at $0.0001 par value
    Issued and outstanding stock
         111,121,371 shares as of September 30, 2001                      11,112              --
                      77,973,829 shares as of December 31, 2000               --           7,797

    Additional paid-in capital                                        78,569,522      66,316,298
    Cumulative other comprehensive income (note 13)                      203,763          15,461
DEFICIT                                                              (68,676,086)    (51,849,253)
                                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                            10,108,311      14,490,303
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 15,113,942    $ 16,902,972
                                                                    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                     Cumulative
                                        since       For the three months ended      For the nine months ended
                                      inception            September 30,                  September 30,
                                                        2001           2000           2001            2000
                                          $              $               $              $              $
REVENUE
     Sales and royalties             1,313,360         751,616          10,000       1,141,356          10,000
     Interest                           72,730           3,669          17,532          18,236          21,361
                                   -----------      ----------     -----------     -----------     -----------
                                     1,386,090         755,285          27,532       1,159,592          31,361
                                   -----------      ----------     -----------     -----------     -----------
OPERATING EXPENSES
     Cost of sales                   1,182,270         550,123              --         742,414              --
     Research and development       21,682,354         469,256         194,214       6,045,116      15,124,385
     Selling, general and
     administration                 41,714,459       5,614,938      23,342,472       9,095,631      24,367,598
     Interest                        2,617,985          15,092          70,884         917,942         297,897
     Amortization                    1,935,108         399,967         318,262       1,185,322         345,032
     Write-off of investment in
     subsidiary                        930,000              --              --              --              --
                                   -----------      ----------     -----------     -----------     -----------
TOTAL OPERATING EXPENSES            70,062,176       7,049,376      23,925,832      17,986,425      40,134,912
                                   -----------      ----------     -----------     -----------     -----------
LOSS BEFORE INCOME TAXES           (68,676,086)     (6,294,091)    (23,898,300)    (16,826,833)    (40,103,551)
Loss per share                                           (0.06)          (0.37)          (0.18)          (0.78)
                                                   ===========     ===========     ===========     ===========
Weighted average common share
outstanding during period                          102,030,512      63,111,076      91,166,133      50,376,885
                                                   ===========     ===========     ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS
AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                      Cumulative    For the nine   For the nine
                                                        since       months ended   months ended
                                                      inception     September 30,  September 30,
                                                                        2001           2000
                                                         $               $              $
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                              (68,676,086)   (16,826,833)   (40,103,551)
    Items not requiring an outlay of cash
         Amortization of capital assets                1,935,108      1,185,322        345,032
         Research and development included
             in acquisitions                          18,816,666      4,940,000     14,516,666
         Options issued to consultants                24,602,162             --     20,992,417
         Options issued to employees with
             strike price below market price           2,434,650      1,660,250
         Common stock and options issued in
             payment of  expenses                      5,137,716      4,957,139        387,486
         Conversion feature on settlement of loans       351,520             --             --
         Fair value of cashless warrants granted         393,966             --             --
         Amortization of conversion feature on
             debentures                                  773,858        680,000             --
         Patent license fee                               29,000             --             --
         Common stock issued on acquisition
             of patent license                            19,500             --             --
         Exercise of stock options & warrants            (22,337)            --             --
         Increase in warrants regarding prior
             period adjustments                          160,541             --             --
         Write-off of investment in subsidiary           930,000             --             --
         Patent license write-off                        129,393             --        129,392
         Capital assets written off                       31,059             --             --
    Net changes in non-cash working
             capital items related to operations
         Miscellaneous receivables                      (425,950)      (339,973)       (54,372)
         Inventory                                      (168,523)       (76,347)       (39,421)
         Prepaids and deposits                          (289,768)       117,092        (33,058)
         Accounts payable                              3,531,829      1,783,588        572,335
                                                     -----------     ----------     ----------
NET CASH FLOWS FROM OPERATING
    ACTIVITIES                                       (10,305,696)    (3,580,012)    (1,626,824)
                                                     -----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Loans payable                                      1,408,504       (100,000)     1,000,000
    Proceeds of common stock issuance                 10,390,449      2,544,786      3,272,704
                                                     -----------     ----------     ----------
NET CASH FLOWS FROM FINANCING
     ACTIVITIES                                       11,798,953      2,444,786      4,272,704
                                                     -----------     ----------     ----------

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                       Cumulative    For the nine   For the nine
                                                            since    months ended   months ended
                                                        inception   September 30,   September 30,
                                                                        2001           2000

                                                            $             $             $
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                        (489,131)     (251,530)      (93,167)
    Acquisition of intellectual property                  (30,937)           --       (10,937)
    Acquisition of equity investment                      (16,050)           --       (16,050)
    Acquisition of subsidiary                            (930,000)           --            --
                                                       ----------    ----------     ---------
NET CASH FLOWS FROM INVESTING
     ACTIVITIES                                        (1,466,118)     (251,530)     (120,154)
                                                       ----------    ----------     ---------
    Effect of foreign currency exchange
        rate changes                                      205,108       165,145        (5,912)
                                                       ----------    ----------     ---------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS FOR THE PERIOD                       232,247    (1,221,611)    2,519,814
                                                       ==========
    Cash and cash equivalents -  beginning of period                  1,453,858            65
                                                                     ----------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               232,247     2,519,879
                                                                     ==========     =========
Cash and cash equivalents are comprised as follows:
         Cash                                                           232,247     1,552,344
         Short-term investments                                              --       967,535
                                                                     ==========     =========
CASH AND CASH EQUIVALENTS - END OF PERIOD                               232,247     2,519,879
                                                                     ==========     =========
INCOME TAXES PAID                                                            --            --
                                                                     ==========     =========
INTEREST PAID                                                                --            --
                                                                     ==========     =========


Note: See note 12 for supplemental information

The accompanying notes are an integral part of these consolidated financial statements.

PRADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                        Additional
                                                Common Stock             Paid-In
                                            Shares         Amount        Capital         Deficit
                                          ----------    ------------   ------------   ------------
Balance at December 31, 1998              29,796,662    $      2,980   $  4,780,945   $ (4,824,132)
    Loss for the year                                                                     (873,771)
    Debentures redeemed                      200,000              20          9,980
                                          ----------    ------------   ------------   ------------
Balance at December 31, 1999              29,996,662           3,000      4,790,925     (5,697,903)
    Loss for the year                                                                  (46,151,350)
    Exercise of stock options and
        warrants                          15,419,592           1,542      2,423,617
    Issued for cash                        3,961,090             396      1,235,490
    Debentures redeemed                    8,141,250             814        442,511
    Issued on acquisition of
        PowerLOC                           3,650,000             365     13,876,301
    Issued on acquisition of
        patent license                       100,000              10         48,490
    Issued for other consideration         2,305,235             230        180,353
    Patent acquisition                     8,700,000             870     19,782,630
    Issued for WorldLink USA LLP           3,700,000             370        429,130
    Loan converted to stock                2,000,000             200        499,800
    Options issued to consultants                                        24,383,917
    Options issued  for patent rights                                     4,350,000
    Options issued to employees                                           1,754,650
    Subscriptions receivable                                             (9,240,000)
    Conversion feature on loans &
        debentures                                                          396,518
    Fair value of warrants
       exercised                                                            393,966
    Common stock payable                                                    568,000
                                          ----------    ------------   ------------   ------------
Balance at December 31, 2000              77,973,829           7,797     66,316,298    (51,849,253)

PRADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                                    Additional
                                                     Common Stock                    Paid-In
                                                        Shares         Amount         Capital        Deficit
                                                     -----------    ------------   ------------   ------------
Balance at December 31, 2000                          77,973,829           7,797     66,316,298    (51,849,253)
           Loss for the period                                                                     (16,826,833)
           Exercise of stock options and
               warrants                                  550,000              55         27,445
           Issued for cash                            13,174,934           1,318      2,802,086
           Subscriptions receivable                                                    (276,118)
           Issued on acquisition of NaftEL assets      3,000,000             300      4,999,700
           Issued for Worldlink acquisition            4,800,000             480             --
           Options issued to consultants                                              3,801,200
           Warrant feature on debentures                                                680,000
           Conversion feature on loans &
                Debentures                                                               19,000
           Promissory Note                                                           (1,360,000)
           Issued in payment of expenses               4,840,032             484      1,189,051
           Loan converted to stock                     3,479,476             348        272,528
           Issued for other consideration              3,303,100             330         98,327
                                                     -----------    ------------   ------------   ------------
Balance at September 30, 2001                        111,121,371    $     11,112   $ 78,569,517   $(68,676,086)
                                                     ===========    ============   ============   ============


PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       1.     BUSINESS OVERVIEW

              Paradigm Advanced Technologies, Inc. (the "Company") is a technology development company incorporated in Delaware on January 12, 1996. The Company owns the licensing rights to a broad based patent (United States Patent No. B1 5,043,736) that covers the process by which satellite location signals are transmitted over a cellular network to a base unit. The Company is developing a complete location based commerce solution, using a proprietary system architecture that includes mobile units that integrate global positioning system (GPS) receivers along with wireless cellular transceivers, as well as tracking servers. The Company is also developing navigation and mapping technologies which compress detailed street maps on devices with limited onboard memory.

       2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a)     Use of estimates

              These consolidated financial statement have been prepared in accordance with generally accepted accounting principles in the United Stated of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

              b)     Principles of Consolidation

              The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Consolidation commenced with the effective dates of the acquisition of the operations of the wholly-owned subsidiaries and these consolidated financial statements include the financial results of the wholly-owned subsidiaries to September 30, 2001.

              c)     Cash and Cash Equivalents

              Cash and cash equivalents consist of cash balances with banks and short-term investments with maturities of less than three months.

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

e)       Intellectual Property

         Intellectual property is recorded at cost less accumulated amortization. Amortization is provided over their estimated useful lives. Patent Rights are amortized over 10 years using the straight-line method

f)       Investments

         The Company has a 50% non-controlling investment in a private company, which is accounted for using the equity method of accounting. Under the equity method, the pro-rata share of the investee's earnings since acquisition is recorded as income and added to the carrying value of the investment shown on the balance sheet. Dividends received are considered a return of capital and are accordingly deducted from the carrying value of the investment. The Company monitors this investment for impairment and makes appropriate reductions in carrying values when appropriate.

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

i)       Loss per Share

         The Company has adopted Financial Accounting Standards No. 128,"Earnings per Share" ("FAS 128"). FAS 128 [Confirm that this shouldn't be called SFAS 128 instead, as below]requires presentation of basic and diluted earnings or loss per share. The Company has potentially dilutive shares, but, because the Company has a loss, the potentially dilutive shares are deemed anti-dilutive and only the basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

j)       Income taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 [You should probably state the title of SFAS 109], which requires recognition of deferred tax assets and liabilities for the future tax consequences of events that have been include in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

k)       Stock-based compensation plan

         In December 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees". However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Company has adopted the disclosure provisions of SFAS No. 123.

                                                   For the nine months ended
                                                         September 30,
                                                  ---------------------------
                                                     2001            2000
                                                  -----------     -----------
                                                       $               $
Net loss applicable to common shares
   - US GAAP
   Reported                                       (16,826,833)    (40,103,551)
   Pro-forma                                      (18,658,999)    (54,755,632)

Basic loss per common share:
   Reported                                             (0.18)          (0.78)
   Pro-forma                                            (0.20)          (1.09)

l)       Research and Development

         Research and development costs, other than capital expenditures, but including acquired research and development costs, are charged against income in the period incurred.

m)       Revenue recognition

         Revenues from the sale of products are recognized upon shipment of the goods and the passage of title to the customer.

         License fees are recognized as income over the term of the applicable licenses.

n)       Comprehensive income

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

o)       Government assistance

         Government assistance towards research and development expenditures has been received as grants from National Research Council Canada, Industrial Research Assistance Program and in the form of investment tax credits. All assistance is credited against the related expenditures, when received.

p)       Inventory

         Inventories are valued at the lower of cost, calculated on an average cost basis, or market determined by the selling price less a normal gross margin.

q)       Long-Lived assets

         The Company has adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and has determined that no impairment has occurred.


r)       Concentration of Credit Risks

         The Company's receivables are unsecured and are generally due in 30 days. Currently, the Company's customers are primarily purchasers of location devices. As of September 30, 2001, two customers combined comprised 68% of the company's revenues. The Company has only recently commenced generating revenue. As revenues and the number of customers increase, the risk from concentration of credit will likely decrease.

s)       Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging

         Activities, an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific cash flow hedge accounting criteria are met, in which case the change is recognized in "Other Comprehensive Income". Special accounting for qualifying fair value hedges allows a derivative instrument's gains and losses to offset related changes in fair value of the hedged item in the income statement, to the extent effective. To qualify for cash flow or fair value hedge accounting, SFAS No. 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. The adoption of this standard will not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in financial statements for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the Ccompany's financial position, results of operations or cash flows.

         Accounting Pronouncements The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") has reached a consensus with respect to Issue No. 00-14, "Accounting for Certain Sales Incentives," including point of sale coupons, rebates and free merchandise. The consensus included a conclusion that the value of such sales incentives that results in a reduction of the price paid by the customer should be netted against revenue and not classified as a sales or marketing expense. The statement is not expected to have material impact on the company's financial position, results of operations, or cash flow.

         The provisions of the FASB's EITF Issue No. 00-10, "Accounting For Shipping and Handling Fees and Costs," requires the Company to report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. The Company has historically included such amounts in sales as required by the EITF. Prior to such adoption, however, shipping and handling costs were included in sales, marketing and distribution expenses.

         In April 2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Such reclassification will reduce sales and gross margin, but will have no impact on operating income or net earnings. The Company is currently evaluating the impact of adoption of this EITF consensus.

         Recently Issued Accounting Standards In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact SFAS No. 141 and No. 142 will have on Consolidated Financial Statements.

3.       GOING CONCERN

         The Company is in the initial stages of developing its market, has been selling products and service since March of 2001, and has not yet achieved profitability. The Company has incurred losses since its incorporation in 1996. The Company has funded its operations to date through the issuance of shares and debt.

         The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period January 1, 2000 to December 31, 2000, the Company raised approximately $4,061,000 through the exercising of stock options and warrants and through the issuance of common shares for cash.

4.       CAPITAL ASSETS

                                                    September 30,   December 31,
                                                         2001           2000
                                                    -------------   ------------
                                                          $              $

         Furniture, fixtures and computers             481,169        199,639
         Less:  accumulated amortization               (96,691)       (32,544)
                                                       -------        -------
                                                       384,478        167,095
                                                       =======        =======


5.       INTELLECTUAL PROPERTY

                                                    September 30,   December 31,
                                                         2001           2000
                                                    -------------   ------------
                                                          $              $
         Patent Rights                                14,954,437     14,924,437
         Less:  accumulated amortization              (1,805,214)      (684,037)
                                                      ----------     ----------
                                                      13,149,223     14,240,400
                                                      ==========     ==========


         Patent Rights - During the year ended December 31, 2000 the Company issued 4,500,000 common shares, valued at $10,543,500 to acquire the licensing rights to US Patent # B1 5,043,736. The patent is for a broad based process patent, which covers the apparatus and method of transmitting position information from satellite navigational signals (such as GPS) over cellular systems to a base unit and displays the location of a person or object, so equipped.

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

6.       LOANS PAYABLE

         Loans payable include loans amounting to $194,673 (December 31, 2000 - $196,653) which are payable on demand and are secured by a pledge over all the assets of the Company, with interest at a rate of prime plus 4%. Of these loans, $66,282 was owing to directors of the Company. Accounts payable and accrued liabilities at September 30, 2001 includes $52,479 of interest accrued on these loans. Interest expense for related party loans for the three months ended September 30, 2001 is $6,817 and for the nine months ended September 30, 2001 is $18,007.

7.       PROMISSORY NOTE PAYABLE

         On August 20, 2001 the Company issued a promissory note to the original shareholders of PowerLOC for $1,360,000. The note has a 2 year term and is secured by a pledge over all the assets of the Company. This note relates to the acquisition of PowerLOC Technologies (see Note 10).

8.       RELATED PARTY TRANSACTIONS

         In February 2001, 2,000,000 shares were issued in payment of the loan of $51,000 from a director and shareholder.

         A loan of $225,000 (December 31, 2000 - $475,000) plus accrued interest of $66,833 was converted into common stock at $ 0.11 per share on September 24, 2001. In addition 5,281,340 warrants were issued at an exercise price of $0.15 which are convertible into common shares before September 24, 2004.

         On August 25, 2001, two (2) directors and officers entered into the following private placement transactions:

         1,031,031 restricted shares and 2,062,062 warrants were issued for a consideration of $ 113,413.

         1,241,157 restricted shares and 2,482,314 warrants were issued for a consideration of $ 136,587.

         The above warrants have an exercise price of $ 0.15 and expire on August 29, 2004.

         On September 21, 2001 11,200,000 warrants were issued to an officer and director at an exercise price of $ 0.05. The warrants expire on December 31, 2004.

         On September 21, 2001, 4,000,000 options at a strike price of $0.40 were issued to a director and officer. 1,000,000 options vest every 3 months and have an expiry date of 3 years. On September 21, 2001, 10,000,000 options at a strike price of $0.66 owned by a director and officer were cancelled and 5,000,000 options were issued at a strike price of $ 0.05. The vesting provisions of these options are to be determined by the officers of the company.

         On August 2, 2001 600,000 restricted shares were issued to a director and officer in settlement of consulting fees valued at $90,000.

         Any restricted shares issued by the Company may not be sold on the public market until a registration statement that has been filed with the Securities and Exchange Commission with respect to these shares has become effective or two years have passed.

9.       CAPITAL STOCK

         On July 5, 2001, the shareholders approved an increase in the authorized capital stock from 100,000,000 shares of Common Stock to 250,000,000 shares of Common Stock.

         The Company has entered into a $10,750,000 equity financing facility with an investment group. Under the terms of this facility $750,000 was invested in the third quarter, through the issue of restricted shares, while the remaining $10,000,000 equity financing facility is at the option of the Company and is conditional on the effectiveness of a registration statement that the Company will file with the Securities and Exchange Commission. The equity financing facility will allow the Company to sell, at its discretion, up to $10 million worth of common shares of Paradigm's stock to the investor group over the next two years.

         The following table summarizes activity under the Company's stock option plan:

                                                                              Weighted
                                                                               average
                                            Number of        Price per        exercise
                                             Options           share            price
                                           -----------     --------------     --------
Options outstanding, December 31, 1998 .     9,803,201     $0.05 - $ 0.40       $0.06
- Options granted ......................    13,235,000     $0.01 - $ 0.08       $0.05

Options outstanding, December 31, 1999 .    23,038,201     $0.01 - $ 0.40       $0.06
- Options granted ......................    31,725,666     $0.05 - $12.50       $1.58
- Options expired ......................      (668,334)    $0.05 - $ 3.00       $0.87
- Options exercised ....................    (5,613,867)    $0.01 - $ 2.00       $0.06

- Options outstanding, December 31, 2000    48,481,666     $0.05 - $12.50       $1.04
- Options granted ......................    30,689,287     $0.05 - $ 4.00       $0.94
- Options cancelled ....................   (14,149,000)    $0.40 - $ 4.00       $0.78
- Options expired ......................    (3,430,000)    $0.25 - $ 4.00       $4.32
- Options exercised ....................      (350,000)    $0.05 - $ 0.05       $0.05

Options outstanding, September 30, 2001     61,241,953     $0.05 - $12.50       $1.06

         The following warrants were outstanding at September 30, 2001:

                                                          Number of
                      Expiry date      Price range        Warrants
                      -----------     -------------      ----------
                          2002        $0.10 - $0.25       5,500,000
                          2003        $0.04 - $2.50       8,778,667
                          2004        $0.05 - $1.00      26,138,216
                          2005        $0.40 - $2.75       1,487,323
                          2006        $0.42 - $0.45       9,100,000
                          2008        $1.00 - $9.00      10,000,000
                          2010                $1.00      12,500,000
                                                         ----------
                  Total warrants outstanding             78,664,206
                                                         ==========


         Employee Stock Option Plan

         The 1996 stock option plan provides for the grant of incentive stock options for the purchase of the Company's shares of Common Stock to officers, directors, employees and consultants of the Company or any subsidiary corporation. The total number of shares which may be issued under the plan is 10,000,000. A committee, appointed by the board of directors, administers the plan. The committee sets the price at which the option is granted, the dates on which it shall be exercisable and the expiration date.

         Consultants' Stock and Warrants

         The Company issued to a Consultant 2,580,000 shares of common stock at a price of 15 cents per share for payment of commissions due in the amount of $387,000. In addition, the Company issued to that Consultant 5,160,000 warrants at a strike price of 42 cents per share of common stock for these services. Subsequent to the end of the quarter, these warrants were re-priced to a strike price of 5 cents per share.

         In addition, the Company issued to its former law firm 610,000 shares of common stock at a price of 40 cents per share in payment of legal services rendered in the amount of $243,750.

10.      BUSINESS ACQUISITIONS

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

         Issuance of 3,000,000 common shares @ $1.66                 $5,000,000
                                                                     ==========
         The purchase price has been allocated as follows:

         Capital assets                                              $   30,000
         Patents                                                         30,000
         Research and development expenses                            4,940,000
                                                                     ----------
                                                                     $5,000,000
                                                                     ==========


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

         Cash                                                                      $   300,000
         Issuance of 3,650,000 common shares @ market value of $1.72                 6,278,000
         Issuance of 1,350,000 exchangeable shares @ market value of $1.72           2,322,000
         Issuance of 4,166,666 options for common shares @ market value of $1.42     5,916,666
         Costs incurred                                                                 29,731
                                                                                   -----------
                                                                                   $14,846,397
                                                                                   ===========


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

         In an agreement dated August 20, 2001between the Company and the vendors, the Company acknowledged that such share price fluctuation resulted in the Company being unable to achieve the minimum value of the consideration required to be paid to the vendors. Accordingly, the company agreed to provide a promissory note (see note 7) in the amount of $1.36 million to be secured by the previously issued shares. Those shares are being held by the vendors as partial security for the repayment of this outstanding amount. Upon payment of the $1,360,000 the shares will be returned to treasury.

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


                                                              $613,550

b)  Consideration given:
    8,500,000   common shares                                 $297,500
    12,500,000   warrants                                      300,000
    Costs incurred                                              16,050

                                                              $613,550



The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

    Risk-free interest rate                           6.6%
    Dividend yield                                      0%
    Expected life                                 10 years
    Stock price volatility                            100%







11.  LEGAL PROCEEDINGS

     Legal proceedings have been threatened against the company by an individual claiming an entitlement to 400,000 shares for services rendered. The Company believes that this claim is without merit and intends to vigorously defend any such lawsuit should it be filed against the Company. It is neither possible at this time to predict the outcome of any lawsuit, including whether the Company will be forced to issue shares, or to estimate the amount or range of potential loss, if any.

12.  GOVERNMENT ASSISTANCE

     Under an agreement with National Research Council Canada, Industrial Research Assistance Program, a project was approved in 2000 for Precommercialization Assistance of up to $327,000 for research and development. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004, and is limited to a maximum of $490,000. If the full amount of the assistance is not repaid at January 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

     No amounts have been accrued with regard to this project as the conditions for repayment have not yet been met.

     Government assistance has been applied to reduce research and development expense as follows:

                                                For the three months ended      For the nine months ended
                                                      September 30,                   September 30,
                                                   2001            2000           2001            2000
                                                   ----            ----           ----            ----
                                                    $               $               $              $
      Research and development                  475,391         194,214      6,317,337      15,134,447
      Government assistance                       6,135               0        272,221          10,062
                                                -------         -------      ---------      ----------

                                                469,256         194,214      6,045,116      15,124,385
                                                =======         =======      =========      ==========

13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Non-monetary transactions:

                                                                            For the nine         For the nine
                                                                            months ended         months ended
                                                                         September 30, 2001    September 30, 2000
                                                                         ------------------    ------------------
                                                                                  $                      $
           Shares issued for acquisitions                                       5,000,000            8,600,000
           Options and warrants issued for acquisitions                                 -            5,916,666
           Shares issued for redemption of convertible debentures                       -              241,325
           Loan converted to stock                                                272,876                    -
           Stock issued for other consideration                                   142,740                    -
           Promissory Note                                                      1,360,000                    -
           Shares issued for other consideration                                   98,657                    -


14.  COMPREHENSIVE LOSS

                                                       For the three months ended   For the nine months ended
                                                              September 30,               September 30,
                                                           2001          2000           2001          2000
                                                           ----          ----           ----          ----
                                                            $              $             $             $
           Net loss                                       6,294,091     23,898,300    16,826,833    40,103,551
           Foreign currency translation adjustment        (190,534)          5,912     (188,302)         5,912
                                                          ---------          -----     ---------         -----

                                                          6,103,557     23,904,212    16,638,531    40,109,463
                                                          =========     ==========    ==========    ==========

     The components of cumulative other comprehensive income are as follows:

           Cumulative other comprehensive income - December 31, 1999                                        -
           Foreign currency translation adjustments for the year ended
             December 31, 2000                                                                         15,461
                                                                                                      -------
           Cumulative other comprehensive income - December 31, 2000                                   15,461
           Foreign currency translation adjustments for the nine months ended
             September 30, 2001                                                                       188,302
                                                                                                      -------

           Cumulative other comprehensive income - September 30, 2001                                 203,763
                                                                                                      =======

15.  COMMITMENTS

     The Company leases premises under an operating lease with a ten year term. Rent expense during the nine months ended September 30, 2001 was $177,247 (1999 - $23,251). Minimum lease commitments under the lease at September 30, 2001 were:

           2001                                                                              $ 21,416
           2002                                                                                85,664
           2003                                                                                85,664
           2004                                                                                85,664
           2005                                                                                85,664
           Thereafter                                                                         483,807
                                                                                              -------
                                                                                             $847,879
                                                                                              =======


     On June 14, 2001 the Company entered into a four-year license agreement for digital map data. The license fees are based on a variety of factors with a minimum annual fee of $500,000 per annum.

16.  INCOME TAXES

The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                                             September 30,        December 31,
                                                                                 2001                2000
                                                                             ------------         -----------
                                                                                  $                   $
           Deferred tax assets:
                Operating loss carry-forwards                                6,460,000           2,822,000
                Valuation allowance                                         (6,460,000)         (2,822,000)
                Net deferred tax assets                                              -                   -


     The Company has determined that realization is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

     The Company's statutory and effective tax rate is 34%.

     The Company has certain non-capital losses of $18,700,000 available, which can be applied against future taxable income and which expire from 2007 to 2022.

17.  SEGMENTED INFORMATION

     The Company operates in a single industry segment; the sale of GPS based location and navigation technology and the Company is managed as a single business unit.

     Revenue by Geographic Area is determined based on the customer's location. The Revenue by geographic area is as follows:

                                                                             September 30,        December 31,
                                                                                 2001                2000
                                                                             ------------         -----------
                North America                                                      799,656              30,096
                South America                                                      341,700              15,286
                                                                                 ---------              ------
                Total Revenue                                                    1,141,356              45,382
                                                                                 =========              ======

     The company's accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area for the period ended September 30, 2001. In the year ended December 31, 2000 all loss is attributable to North America

                                                                             September 30,        December 31,
                                                                                 2001                2000
                                                                             ------------         -----------
                North America                                                 (11,789,204)        (46,151,350)
                South America                                                  (5,037,629)                  -
                                                                               ----------          ----------
                Net Loss                                                      (16,826,833)        (46,151,350)
                                                                               ==========          ==========


     There are no material total assets located outside of North America.

The Board of Directors authorized the repricing 20,000,000 options held by a company held by a Director of the Corporation.

The Board of Directors authorized the issue of 1,200,000 warrants held by a consultant for postponement of a debt of $1.36 million relating to the acquisition of PowerLOC as well as the repricing of 5,160,000 warrants previously issued

The Board of Directors confirmed the issue of 300,000 shares per month for each month of 2001 for a total of 3,600,000 shares to a consultant for certain consulting services. The cost of these shares as it relates to the period ended September 30, 2001 has been treated as an expense in the current period.

The Board of Directors authorized the appointment of Gordon Sharwood as a Director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's results, performance and achievements in 2001 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" below.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The Company recorded revenue of $751,616 for the three months ended September 30, 2001 from the sales of its PowerLOC L-BIZ(tm) vehicle location products, server and Destinator product, compared to $10,000 revenue from royalties for the three months ended September 30, 2000.

The Company earned interest revenue of $3,669 for the quarter ended September 30, 2001 and $17,532 interest revenue for the quarter ended September 30, 2000. The decreased interest revenue was due to the lower cash reserves in the third quarter of 2001 as compared to 2000.

The Cost of Sales for the three months ended September 30, 2001 amounted to $550,123 or 73.2% of revenue. There were no Cost of Sales for the three months ended September 30, 2000.

Selling, General and Administration Expenses, before non-cash charges for the three months ended September 30, 2001, were $1,996,662 as compared to $484,827 for the three months ended September 30, 2000. Operating expenses increased as a result of the increase in PowerLOC activities which required the hiring of additional staff and the acquisition of the business of NaftEL in February 2001. The operation of the newly structured company that was formed as a result of the acquisition of NaftEL contributed to the increase in expenses. The Company also incurred higher corporate professional fees and patent related costs as it significantly increased its activities relating to its operations and patent licensing. In addition, the Company incurred significant costs related to the issuance of shares and options to consultants. Selling, General and Administration Expenses, after non-cash charges for the three months ended September 30, 2001 were $5,614,938 as compared to $23,342,472 for the three months ended September 30, 2000. The non-cash expenses comprised compensation costs recorded for the issue of common stock and options to employees and consultants.

Research and Development Expenses before non-cash charges for the quarter ended September 30, 2001 were $469,256 as compared to $523,945 for the quarter ended September 30, 2000. Research and Development Expenses, after non-cash charges for the three months ended September 30, 2001 were $469,256 as compared to $194,214 for the three months ended September 30, 2000. The non-cash expenses in 2001 comprised compensation costs recorded for the issue of common stock and options to employees and consultants.

Interest expense for the quarter ended September 30, 2001 amounted to $15,092 as compared to $70,884 for the quarter ended September 30, 2000. Interest expense includes interest paid on secured and unsecured debt which decreased in the third quarter of 2001 as compared to the third quarter of 2000.

Depreciation and amortization charges for the three months ended September 30, 2001 were $399,967 as compared to $318,262 for the three months ended September 30, 2000.

The net loss for the three months ended September 30, 2001 before non-cash charges amounted to $2,275,847 as compared to a loss of $1,254,532 for the three months ended September 30, 2000. The higher loss reflects the increased selling, general and administration expenses incurred as a result of the increase in the PowerLOC and Destinator activities and the acquisition of NaftEL as well as the increased patent related expenses. Net Loss after non-cash charges amounted to $6,294,091 for the three months ended September 30, 2001 and $23,898,300 for the three months ended September 30, 2000 due to the issuance of common stock and options to consultants, which is treated as an expense and the amortization of the patent licensing rights.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company recorded revenue of $1,141,356 for the nine months ended September 30, 2001, which was mainly derived from the sale of its PowerLOC L-BIZtm vehicle location products and server. The Company recorded $10,000 in royalty revenues for the nine months ended September 30, 2000.

The Company earned interest revenue of $18,236 for the nine months ended September 30, 2001 and $21,361 interest revenue for the nine months ended September 30, 2000, due to the investment of cash received from the issuance of common shares and from debt financing.

The Cost of Sales for the nine months ended September 30, 2001 amounted to $742,414 or 65.0% of revenue. There were no Cost of Sales for the nine months September 30, 2000.

Selling, General and Administration Expenses, before non-cash charges for the nine months ended September 30, 2001 were $4,138,493 as compared to $1,198,053 for the nine months ended September 30, 2000. Operating expenses increased as a result of the increase in PowerLOC activities which required the hiring of additional staff, and the acquisition of the business of NaftEL in February 2001. Selling, General and Administration Expenses, after non-cash charges for the nine months ended September 30, 2001 were $9,095,631 as compared to $24,367,598 for the nine months ended September 30, 2000. The non-cash expenses comprised compensation costs recorded for the issuance of common stock and options to certain consultants.

Research and Development Expenses before non-cash charges for the nine months ended September 30, 2001 were $1,105,116 as compared to $607,719 for the nine months ended September 30, 2000 due to costs incurred on the development of the Destinator product in the first and second quarter of 2001. Research and Development Expenses, after non-cash charges for the nine months ended September 30, 2001 were $6,045,116 as compared to $15,124,385 for the nine months ended September 30, 2000. The main non-cash charge for the nine months ended September 30, 2001 was a charge of $4,940,000 representing the cost of the NaftEL acquisition, which was allocated to research and development expenses in February 2001, while the expenses for the nine months ended September 30, 2000 includes a non-cash charge of $14,516,666 representing the cost of the PowerLOC acquisition, which was allocated to research and development expenses in March 2000. The PowerLOC development costs were partly offset by the contribution of $272,221 received from the National Research Council Canada, Industrial Research Assistance Program.

Interest expense before non-cash charges for the nine months ended September 30, 2001 amounted to $237,942 as compared to $297,897 for the nine months ended September 30, 2000, while Interest expense after non-cash charges for the nine months ended September 30, 2001 amounted to $917,942 as compared to $297,897 for nine months ended September 30, 2000. The non-cash charges for the nine months ended September 30, 2001 comprise the cost of stock issued to pay certain interest expenses.

Depreciation and amortization charges for the nine months ended September 30, 2001 were $1,185,322 as compared to $345,032 for the nine months ended September 30, 2000 due to the amortization of the patent licensing rights.

The net loss for the nine months ended September 30, 2001 before non-cash charges amounted to $5,064,372 as compared to a loss of $2,072,308 for the nine months ended September 30, 2000. The higher loss reflects the increased selling, general and development expenses incurred as a result of the increase in the PowerLOC and Destinator activities as well as the increased patent related expenses. Net Loss after non-cash charges amounted to $16,826,833 for the period ended September 30, 2001 as compared to $40,103,551 for the period ended September 30, 2000 due to the expensing of the NaftEL and PowerLOC acquisitions and the amortization of the patent licensing rights.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents on hand of $232,247 at September 30, 2001. The Company raised in excess of $2,500,000 cash during the nine months ended Sept 30, 2001 and $4,000,000 cash during the year ended December 31, 2000, through cash paid to exercise stock options and warrants and through the issuance of shares of Common Stock. On June 28, 2001 the Company entered into a $10,750,000 equity financing facility with an investment group. Under the terms of this facility $750,000 was invested in the third quarter, through the issue of restricted shares, while the remaining $10,000,000 equity financing facility is conditional on the effectiveness of a registration statement that the Company will file with the U.S. Securities and Exchange Commission. The equity financing facility allows the Company to sell, at its sole discretion, up to $10 million worth of common shares of Paradigm's stock to the investor group over the next two years. The Company has raised additional funds subsequent to the quarter end and intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company has put into place a facility for receivables financing and is in the final stages of negotiating purchase order financing to facilitate the fulfillment of its orders. The Company does not have any commitments for capital expenditures and believes that its current cash balances will be sufficient to meet its operating and development needs for at least the next three months. If the Company has not obtained additional financing prior to that time it will need to delay or eliminate some of its development and other activities.

PLAN OF OPERATIONS

In March, 2000, the Company acquired PowerLOC , a company involved in designing, manufacturing and selling a comprehensive, complete end-to-end asset tracking and management solution that allows for the monitoring and control of mobile assets such as a vehicle or assets that are stationary or are in transit. Combining current software, hardware and communications technology, the L-Biz(TM) Tracker system is a component based, open architecture platform that is capable of working with virtually any wireless communications protocol, map database format and set of customer-specific business rules.

In September 2000, the Company acquired the licensing rights to a broad based patent (US Patent #B1 5,043,736) which covers an invention comprising a portable locating unit useful both as a cellular telephone and portable global positioning system that provides latitude and longitude information remotely to a base unit display. The system includes a small hand held receiver that receives signals from a satellite GPS and timing and computing circuits to provide location information signals. The hand held unit also includes a modem and transmitter to a cellular telephone network, which is connected to the base unit computational system and display. The location of an individual or object can thus be determined at the remote station through the use of the cellular telephone network.

On February 19, 2001, the Company announced that it had acquired all of the navigation technology and intellectual property of NaftEL. NaftEL develops and markets navigation system software, enabling detailed street maps to be viewed on devices with limited on-board memory. This technology also provides graphic or voice commands on portable computers, hand held devices and cellular phones to enable dynamic navigation for persons and vehicles which will allow for the compressing of detailed maps onto a variety of smart devices including smart phones and PocketPC devices. Following this acquisition, by improving the technology acquired from NaftEL, the Company announced the launch of the Destinator(TM) navigation product in July 2001. The Destinator(TM) product turns these smart devices into comprehensive, user friendly, portable vehicle and pedestrian navigation systems.

The Company is increasing its development activities relating to the vehicle and personal GPS tracking devices and plans to negotiate additional distribution or sales representation agreements with location service providers and systems integrators to distribute these products. The Company has negotiated a number of agreements whereby companies have acquired the tracking solution and will continue to pursue additional opportunities for sales of both the tracking solution and the associated hardware. The Company commenced shipment of the Destinator(TM) product in July 2001. The Company plans to aggressively market this product internationally. In addition, the Company intends to continue pursuing parties to license Patent# B1 5,043, 736 and to encourage infringing parties also to sign licensing agreements.

The Company does not currently have any intentions to acquire a plant or any significant equipment, as the Company has subcontracted a portion of its manufacturing activities, with plans to have the balance of these activities subcontracted at some point in the future. The Company plans to hire additional technical, marketing, sales and administrative employees in 2001 and is also considering the acquisition of companies or businesses with complimentary technologies or business models.

RESEARCH AND DEVELOPMENT

A significant amount of time and effort was placed on research and development at the Company's inception. The Company has hired a number of software and hardware engineers for its PowerLOC and Destinator businesses and also uses contractors and third party companies to continue its research and development activities. The Company may hire additional engineers and is planning, as required, to increase its research and development activities in order to increase the capabilities of its existing location tracking and navigation solutions for a variety of applications.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements that reflect the Company's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, reliance on one product line for revenue, and other factors discussed under "Risk Factors." in the Company's Form 10-KSB which was filed on April 2, 2001. Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or for any other reason.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 5, 2001 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders elected three directors to serve until the next annual meeting and until their respective successors are elected and qualified. At the annual meeting, the Company's stockholders also approved and adopted a proposal to change the Company's authorized common stock from 100,000,000 shares to 250,000,000 shares. The votes for directors were as follows:

                             Votes
                     -----------------------
                        For          Withheld
                     ----------      -------
David Kerzner        73,206,352        3,300
Eduardo Guendelman   73,197,752       11,900
David Ghermezian     72,996,402      213,250

The votes to approve and adopt the change the Company's authorized common stock from 100,000,000 shares to 250,000,000 shares were as follows:

            For                      Against                    Abstain
     ------------------        ------------------         -----------------
         72,329,184                  939,028                    36,790

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

       Exhibit No.     Description of Exhibit
       -----------     ----------------------
          none

       (b)    Reports on form 8-K.

[did not occur in last quarter]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Paradigm Advanced Technologies, Inc.

Date:  November 14, 2001

                             By:    /s/ Eduardo Guendelman
                                ------------------------------------------------
                             Eduardo Guendelman
                             President and Chief Executive Officer

                             By:    /s/ R. Charles Allen
                                ------------------------------------------------
                             R. Charles Allen
                             Interim Chief Financial Officer and General Counsel