Form 10QSB/A
period 2001-09-30
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2001-12-27
CIK 1009781

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

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS
AS AT SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                      Cumulative    For the nine   For the nine
                                                        since       months ended   months ended
                                                      inception     September 30,  September 30,
                                                                        2001           2000
                                                         $               $              $
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                              (68,676,086)   (16,826,833)   (40,103,551)
    Items not requiring an outlay of cash
         Amortization of capital assets                1,935,108      1,185,322        345,032
         Research and development included
             in acquisitions                          18,816,666      4,940,000     14,516,666
         Options issued to consultants                24,602,162             --     20,992,417
         Options issued to employees with
             strike price below market price           2,434,650             --      1,660,250
         Common stock and options issued in
             payment of  expenses                      5,137,716      4,957,139        387,486
         Conversion feature on settlement of loans       351,520             --             --
         Fair value of cashless warrants granted         393,966             --             --
         Amortization of conversion feature on
             debentures                                  773,858        680,000             --
         Patent license fee                               29,000             --             --
         Common stock issued on acquisition
             of patent license                            19,500             --             --
         Exercise of stock options & warrants            (22,337)            --             --
         Increase in warrants regarding prior
             period adjustments                          160,541             --             --
         Write-off of investment in subsidiary           930,000             --             --
         Patent license write-off                        129,393             --        129,392
         Capital assets written off                       31,059             --             --
    Net changes in non-cash working
             capital items related to operations
         Miscellaneous receivables                      (425,950)      (339,973)       (54,372)
         Inventory                                      (168,523)       (76,347)       (39,421)
         Prepaids and deposits                          (289,768)       117,092        (33,058)
         Accounts payable                              3,531,829      1,783,588        572,335
                                                     -----------     ----------     ----------
NET CASH FLOWS FROM OPERATING
    ACTIVITIES                                       (10,305,696)    (3,580,012)    (1,626,824)
                                                     -----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Loans payable                                      1,408,504       (100,000)     1,000,000
    Proceeds of common stock issuance                 10,390,449      2,544,786      3,272,704
                                                     -----------     ----------     ----------
NET CASH FLOWS FROM FINANCING
     ACTIVITIES                                       11,798,953      2,444,786      4,272,704
                                                     -----------     ----------     ----------

PARADIGM ADVANCED TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS AT SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

         The following table summarizes activity under the Company's stock option plan:

                                                                              Weighted
                                                                               average
                                            Number of        Price per        exercise
                                             Options           share            price
                                           -----------     --------------     --------
Options outstanding, December 31, 1998 .     9,803,201     $0.05 - $ 0.40       $0.06
- Options granted ......................    13,235,000     $0.01 - $ 0.08       $0.05
                                           -----------     --------------       -----

Options outstanding, December 31, 1999 .    23,038,201     $0.01 - $ 0.40       $0.06
- Options granted ......................    31,725,666     $0.05 - $12.50       $1.58
- Options expired ......................      (668,334)    $0.05 - $ 3.00       $0.87
- Options exercised ....................    (5,613,867)    $0.01 - $ 2.00       $0.06
                                           -----------     --------------       -----

- Options outstanding, December 31, 2000    48,481,666     $0.05 - $12.50       $1.04
- Options granted ......................    30,689,287     $0.05 - $ 4.00       $0.94
- Options cancelled ....................   (14,149,000)    $0.40 - $ 4.00       $0.78
- Options expired ......................    (3,430,000)    $0.25 - $ 4.00       $4.32
- Options exercised ....................      (350,000)    $0.05 - $ 0.05       $0.05
                                           -----------     --------------       -----
Options outstanding, September 30, 2001     61,241,953     $0.05 - $12.50       $1.06
                                           ===========     ==============       =====

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company recorded revenue of $1,141,356 for the nine months ended September 30, 2001, which was mainly derived from the sale of its PowerLOC L-BIZ(tm) vehicle location products and server. The Company recorded $10,000 in royalty revenues for the nine months ended September 30, 2000.

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

Date:  December 27, 2001

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