Form 10-K
period 2001-12-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2002-04-01
CIK 1009781

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001

                                       OR

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


                         Commission File Number: 0-28836

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                (Name of Registrant as Specified in Its Charter)

        DELAWARE                                                 33-0692466
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

       30 LEEK CRESCENT, SUITE 103, RICHMOND HILL, ONTARIO, CANADA L4B 4N4
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (905) 764-3701

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE

         Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         As of March 22, 2002, the aggregate market value of the registrant's, common stock held by non-affiliates of the registrant (based upon the per share closing price of $0.20 on March 22, 2002, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $26,342,322.

         As of as at March 22, 2002, there were 149,560,562 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 30, 2001, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
ITEM 1.  Description of Business..................................................................................1


ITEM 2.  Properties..............................................................................................13


ITEM 3.  Legal Proceedings.......................................................................................13


ITEM 4.  Submission of Matters to a Vote of Security Holders.....................................................13


ITEM 5.  Market For Common Equity and Related Stockholder Matters................................................14


ITEM 6.  Selected Financial Data.................................................................................19


ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation....................20

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk..............................................39


ITEM 8.  Financial Statements and Supplementary Data.............................................................41


ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....................71

ITEM 10. Directors and Executive Officers of the Registrant......................................................71


ITEM 11. Executive Compensation..................................................................................71


ITEM 12. Security Ownership of Certain Beneficial Owners and Management..........................................71


ITEM 13. Certain Relationships and Related Transactions..........................................................71


ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................71

              CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements that reflect the current expectations of Paradigm Advanced Technologies, Inc. (the "Company," "Paradigm," "us" or "we") about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "plan," "intend," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those anticipated. Factors that insight contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, and other factors discussed under "Risk Factors." Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or for any other reason.

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT AND OVERVIEW

         The Company was initially incorporated in Delaware in 1996. In 2000, the Company began the process of acquiring assets in order to capitalize on the demand for interactive Global Positioning System location, tracking and navigation based technologies. The Company's prime focus in this area has been the development of technologies and services that have applications in the location tracking and navigation markets.

         In the second half of 2000 the Company introduced L-Biz(TM) software, Tracker(TM) computer server and the PowerLOC location devices (described below), an end-to-end solution that leverages existing infrastructures, including the Global Positioning System, wireless networks and the internet, to enable users (both companies and individuals) to efficiently manage their mobile resources. This solution includes a proprietary hardware and software platform that integrates wireless internet connectivity with a Global Positioning System receiver. A device is installed in each vehicle or carried by a person that receives signals transmitted from Global Positioning System satellites to determine the location and velocity of the vehicle or person. This data and information is then transmitted over wireless networks to the Tracker server operated by a Location Service Provider, or LSP. Users can then access the data through the internet and retrieve it from their or our web site using an internet browser.

         In addition, in July of 2001 we introduced our navigation based software product named Destinator(TM). By combining real time GPS information with detailed map displays and turn-by-turn guidance, the Company offers software that can be embedded on to a laptop computer, personal digital assistant or terminal, certain cellular telephones or other portable technology-based equipment to provide navigational assistance. The Company includes points-of-interest information that assists drivers in easily locating and obtaining directions to restaurants, lodgings, gas stations, hospitals and other facilities that serve the mobile tourist or business professional. Destinator combines a GPS antenna and our proprietary software installed on any device that uses the Windows(TM) operating system (laptop computer, personal digital assistant or terminal, cellphone, etc.) so that the device can be used as a portable, low cost, in-vehicle navigation system that provides ongoing, self-adjusting routing and real time travel information. One advantage of the Destinator technologies is that the software uses proprietary technology that allows the users to install detailed street map and points-of-interest information in devices with limited memory or process capabilities. The Destinator product provides the Company with a foundation from which it can provide additional products and services to the users of vehicles and location based services. In addition, the Company provides a software development kit or development tools to the manufacturers of original equipment that allows them to include the Destinator technology in the products that they offer. The software development kit has been written in a variety of computer languages to ensure that it can be widely used.

         In addition, the Company has made two key acquisitions over the last two years.

PowerLOC Technologies Inc.

         In March 2000, the Company acquired, for cash, share and option consideration of $14,846,397, 100% of Power Point Micro Systems Inc. and PowerLOC Technologies Inc., PowerLOC Technologies Inc. is a research and development company, now a wholly-owned subsidiary, that has developed a low-cost, miniature mobile-location GPS unit and server technology designed to track devices that transmit their positions to a computer server using existing personal communications system, pager or cellular phone wireless networks. Power Point Micro Systems Inc., also now a subsidiary, is an international telecommunications consulting firm specializing in wireless and wireline products, voice and data systems integration.

NaftEL Technologies Ltd.

         In February 2001, the Company entered into an asset purchase agreement to purchase all of the assets of an Israeli company, NaftEL Technologies Ltd. for $5,000,000 in shares. NaftEL is engaged in the development, manufacturing and marketing of interactive navigational and fleet management devices, including a map compression format, and owns certain related intellectual property rights. The agreement provides for additional consideration as disclosed in the Notes to the Consolidated Financial Statements, which are attached.

OVERVIEW OF GLOBAL POSITIONING SYSTEM (GPS)

         The Company's products utilize Global Positioning System, or GPS, technology. GPS, first made available by the U.S. government for commercial use in 1983, is a worldwide navigation system that allows users of GPS devices to determine their precise geographic locations using established satellite technology. The system consists of a number of satellites that orbit the earth. The network of satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system for all users is currently provided free of charge by the U.S. government.

         Reception of GPS signals from the satellites requires unobstructed visibility between the satellites and the receiver. GPS receivers generally do not work indoors and when a receiver is outside, buildings, hills and dense foliage may block reception. GPS receivers typically are very compact; it is not necessary to have a large dish antenna to receive GPS signals.

         Prior to May 2000, for reasons of national security the U.S. Department of Defense intentionally degraded GPS signals to civilian users allowing civilian users to only obtain accurate information regarding their geographic locations accurate as to within a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense eased restrictions on civilian use of GPS technology, allowing civilian users to now calculate their geographical positions to an accuracy of 10 meters or less. This change in policy significantly improves the utility of GPS for most applications. If for some reason the Company is unable to use the GPS signals, there are a number of alternative satellite systems available for determining geographical locations for devices. The Company cannot say with any certainty that it will be able to use any of those other systems or that it will be able to use them without additional costs. The Company's GPS software uses a combination of system architecture and proprietary mathematical algorithms to minimize traditional line-of-sight limitations on reception of GPS signals. The Company does this by increasing system sensitivity and computation accuracy and minimizing the effect of certain factors that often cause location errors.

PRODUCTS

Vehicle and Personal Navigation

         The Company's vehicle and personal navigation software is named "Destinator(TM)". Destinator combines a GPS receiver with proprietary software that can be installed on any mobile device that uses the Windows(TM) operating system (e.g. laptop computer, personal digital assistant or terminal, cell phone, etc.). A device equipped with Destinator can be used as a portable, low cost, in-vehicle or personal navigation system that provides ongoing, self-adjusting routing and real-time travel information in six languages. Destinator allows its users to install map information and data in devices with limited memory or process capabilities. Destinator's proprietary data compression technology compresses map data by up to 95%. Destinator also assists its users in locating a destination and reaching it through the most appropriate route. It also provides the Company with a foundation from which it can provide additional products and services to the users of vehicles and location based services.

         In addition, the Company provides a software development kit or development tool to manufacturers and suppliers of original equipment that allows them to include the Company's Destinator product in the operating system of the products that they offer. The software development kit has been written in a variety of computer languages to ensure that it can be widely used. The software is very flexible and supports several leading map data formats. However, most of the applications developed to date use the maps and points of interest information supplied by Navigation Technologies Corporation (NAVTECH). The Company is currently shipping the Destinator product with graphics and voice prompts available to the user in six languages: English, French, Spanish, German, Italian and Hebrew.

         The Company also has recently entered into agreements for the sale of its Destinator-based MapBuilder software development kit. The MapBuilder software development kit allows automotive manufacturers and suppliers to modify their current navigation-based products to work in conjunction with the standard Destinator software or a version of the Destinator modified for a particular customer.

         The table below summarizes the Company's current product line in the navigation market:

Destinator        Vehicle navigation software that provides real time
Software          driving directions, points-of-interest information and other destination assistance for laptop computers, personal digital assistants and cell phone devices.

MapBuilder        Provides original equipment manufacturers (OEMs) with an
Software          opportunity to modify their product offering by including
Development       the Company's Destinator vehicle navigation software.
Kit

Vehicle, Personal and Asset Tracking

         The Company currently offers a range of vehicle tracking products under the PowerLOC brand that can be used depending upon the type of cellular technology available and the coverage required by the client. In each of the devices, a GPS receiver collects data from up to 10 satellites and uses it to calculate the exact position (within 3-10 meters) and velocity of the receiver. The user can elect to have the information delivered on a continuous or periodic basis. The device then transmits location information, speed, acceleration and other information via a wireless network to a computer server called Tracker(TM) that runs the Company's proprietary L-Biz wireless location services and tracking software. The Company licenses the Tracker servers to customers that act as authorized location service providers such as operators of monitoring stations, taxi dispatchers, emergency service or security providers and fleet managers. Location service providers can access the information processed by the Tracker via the internet using the Company's proprietary client software and use this information to locate, track and manage vehicles, people and other assets and to provide emergency or other services to them.

         The Company's server is currently capable of serving up to 50,000 mobile units simultaneously and it can be expanded so that it is capable of serving up to 1 million mobile devices or units.

         The Company sells, distributes and supports the client software through the internet where customers are able to download the software and any associated maps that are required to ensure the most efficient use of their vehicles.

         The table below summarizes the Company's current product offerings:

VLD101 A vehicle location device that is installed in vehicles and is used for the consumer market. Offers real time automatic vehicle location and roadside assistance features reported using the Cellemetry or Aeris networks.

VLD103 A vehicle location device that is installed in vehicles and is used for the commercial market. Offers real time automatic vehicle location identification using the Mobitex (analog) cellular networks and optional two-way messaging services.

VLD104 A vehicle location device that is installed in vehicles and is used for the commercial market. Offers real time automatic vehicle location identification using the GSM/GPRS (digital) cellular networks and optional two-way messaging services.

PowerLOC L-Biz    A computer server and software that allows the user to provide
Software and      a wide range of location-based services and real time content.
Tracker Server    The Tracker software supplies the intelligence that allows the monitoring and control of vehicles, assets and work team personnel. It is capable of being combined with most location based information and any wireless network and map database format. In addition, the user is able to determine a variety of information about the usage of the vehicle, asset or personnel (speed, direction, location, etc.) and can be programmed by the user to ensure that the vehicles are operated according to the rules that it determines are important and relevant.

         To date, Destinator software, MapBuilder software, VLD101, VLD103 and L-Biz Tracker have been sold; VLD104 will be introduced in April, 2002 and PowerLOC Secure-IT-Trak will be introduced for sale in the second quarter of 2002.

         The Company also owns the rights to a portfolio of strategic patents related to navigation, mobile business processes, the deployment of GPS and location-based services. One of the patents, acquired in 2000 and for which Paradigm paid $14,893,500 in common stock and options, protects the process of transmitting location data computed using GPS satellites to a ground-based station via a handheld device deployed on a cellular network. Based on independent legal opinions and analysis, the Company feels that this patent will form the basis of a preferred implementation of the E911 Federal Communications Commission mandated initiative. The E911 initiative obligates the manufacturers of cell phones and the providers of wireless communication, over the next three years, to ensure that the location of a cell phone user can be determined with relative accuracy in emergency situations. Also impacting on Paradigm's rights under the patent are many other contemplated implementations of location-based services provided through cellphone, personal digital assistants or terminals and other handheld devices. The Company holds the exclusive worldwide licensing rights for this patent that has been filed in the U.S. and Australia with pending applications in Japan and Canada.

Other Products and Services

         All automobile and vehicle tracking devices require a connection to a computer server via a wireless networks and to the internet. The Company's L-Biz tracking system is capable of tracking the Company's devices as well as those manufactured by other device manufacturers. The Company's Tracker server is comprised of high reliability server technology from a recognized computer manufacturer that is capable of being used in conjunction with the Company's proprietary L-Biz software. In addition, the Company's software can be installed on a client's pre-existing computer server. Use of the Tracker server and the Company's proprietary L-Biz software allows customers to access data from the Tracker through the internet.

         The Company is in the process of developing its new Secur-IT-Track system that consists of software, hardware and GPS technology that will be used by companies and government agencies to maintain security and control the movement of trucks at border crossings as well as trucks carrying hazardous materials.

         The Company is also developing additional devices for different uses including devices for assets other than vehicles, pets and human beings. These are in various stages of development. While the Company feels that it will ultimately be able to bring these devices to market, there are a variety of actions involved in finalizing these devices and the Company cannot give any assurances that it will ever be able to sell these products and generate revenues or profits from their sale.

MARKET OPPORTUNITY

         The market for location based or GPS-enabled products is projected to grow rapidly during the next few years. Ovum Research LTD., UK ("Ovum"), has indicated that the market is expected to grow from US$10 billion to US$73 billion by the year 2005. The Company believes that the following are among the key factors underlying the projected industry growth in both business and consumer markets:

         o improved accuracy of the GPS will lead to an increase in the functions of devices using GPS;

         o additional functions capable of being installed in devices addressing GPS applications;

         o        increased efficiencies in being able to track valuable assets;

         o the ability to provide relevant information (e.g. traffic reports, weather reports, location of stores and restaurants relative to the location of the vehicle) to occupants of passenger vehicles;

         o        the ongoing miniaturization of technology products; and

         o the trend towards combining navigation, communications and information technologies in a single device for use in vehicles.

         To date the Company has concentrated primarily on the vehicle navigation and vehicle or asset tracking segments of the markets associated with providing information to occupants of vehicles because of the significant immediate market opportunity available in these markets. The Company believes that GPS technology will be fundamental to delivering the next generation of mobile vehicle services, including relevant and timely information and emergency assistance.

Vehicle Navigation

         The Company's navigation products address primarily the automotive market both directed at consumers and commercially. The market is quite large with over 155 million vehicles with 15 million new vehicle sales and 37 million used vehicle sales annually. It can be directed at the aftermarket, through companies selling traditional computer electronics and automotive electronics. In addition, the Company is able to directly sell to individual consumers requiring a navigation product through its e-commerce platform found on the Destinator internet web site. The Company feels that it is also able to sell its software directly to the manufacturers of products for new automobiles as part of a more detailed product for the purchasers of new automobiles wishing navigation-based products.

         Current trends and projections for each of the U.S. and European markets for navigation based products and services are (based on VDC August 2000 and UBS Warburg, July 2001):

-------------------------------------------------------------------------------------------------------------------
YEAR                                                                 1999   2000    2001    2002    2003      2004
-------------------------------------------------------------------------------------------------------------------
US Consumption of Navigation Systems                                  223    328     485     935   1,789     2,128
Units (Thousands)
-------------------------------------------------------------------------------------------------------------------
European Consumption of Navigation Systems                            500    850   1,250   1,900   2,480     3,000
Units (Thousands)
-------------------------------------------------------------------------------------------------------------------


         Based on this data, the Company projects that by 2004 the market size for all vehicle navigation products and systems will be in excess of $2 billion in the U.S. and $3 billion in Europe, assuming an average price of US$1,000 per hardware and software product/service sold. The Company feels that this represents a reasonable assumption as to average price based on the combined hardware/software products that currently sell for over $2,000 and mobile products that sell for approximately $750.

Vehicle or Asset Tracking

         Real time information as to the location of a vehicle or asset, delivered by linking a GPS receiver to a device that is connected to a cellular network, allows the location of the vehicle or asset to be automatically transmitted to a base station, dispatch center or a provider of emergency services. In turn, this allows those parties that are monitoring the location of the vehicle or asset to ensure that delivery and service fleet operations are using the most effective method of getting to a location, to receive road and weather conditions or to dispatch roadside assistance and emergency services, such as police or ambulances. The primary users include asset management product distributors, wireless carriers and security service bureaus. Vehicle fleet managers, insurance companies and call center markets also provide opportunities for the development of a profitable location-based services business. According to Ovum, the location-based services market is estimated to grow to $25 billion in annual revenues by 2005.

Wireless

         Additional services based on the delivery of time sensitive information that, in many circumstances, may be classified as critical to a business or individual will allow the demand for wireless services to continue to grow rapidly. At the present time, wireless devices are capable of incorporating elements of voice, text messaging, internet access and navigation/location-based information and services into a single unit. The Company believes that the tailoring of services and content to the specific location of the end-user will be one of the keys to success in the wireless services markets. This will be particularly important to the industry that will be providing information to users of vehicles. GPS is one of the technologies used to identify the location of a vehicle that can be incorporated into wireless devices (such as cell phones, pagers and personal digital assistants) that will ensure the delivery of location specific content and services. Emergency assistance mandates, such as the U.S. Federal Communications Commission's E911 initiative with respect to obligating the manufacturers of cell phones and the providers of wireless communication to ensure that the location of a cell phone user can be determined with relative accuracy in emergency situations may also expand GPS wireless product opportunities.

THE COMPANY'S STRATEGY

         The Company's goal is to become one of the leading suppliers of every element of the systems and devices required for the delivery of services to users as it relates to location based technologies. To achieve this goal, the Company's strategy is to continually improve its technologies and increase its sales of navigation, communications and information devices and products for use by the Company's customers. The Company's goal is to design, produce, market and support innovative products that will increase its sales in established location based markets and provide the Company opportunities to expand its products and sales into new markets. The key elements of the Company's strategy include:

Maintain the Company's Customer Focused Approach to Product Design

         To achieve the Company's goal it must serve its customers' needs by continually designing products that offer superior value, higher quality and lower cost of ownership than its competitors offer.

Emphasize Continuous Innovation

         The Company has introduced what it believes are industry-leading innovations, ranging from small, low-cost, intelligent high performance GPS-enabled devices to products that efficiently combine a broad range of navigation, communications and information technologies that can be continually expanded as new technologies evolve to be able to deliver a number of products and services for the users of vehicles. The Company continually improves its products on an ongoing basis by adding innovative features and incorporating new technologies that offer improved performance and quality and lower cost.

Expand and Broaden the Company's Product Line

         To achieve the Company's goals, it will continue to offer a comprehensive line of location-based navigation, communications and information products that will appeal to a broad range of customer needs based on price, requirements, technologies available and applications. By taking advantage of the Company's previous experiences and earlier products, it is able to efficiently use all of its resources and to utilize the improved economies of scale in its expansion. In addition, the Company expects to enter the new market for devices to be used in vehicles that combine GPS, communications and information technologies. Where possible, the Company plans on aggressively developing its products based on licensing its intellectual property and copyrighted technologies to other companies that provide products or services to the users of vehicles.

Widen the geographic reach of our direct and indirect channels to the sales markets

         Through the use of strategic alliances, Paradigm's products are now offered in Canada, the United States, Venezuela, Italy, Spain, France, Germany, Austria, Switzerland, Israel and Sweden. The Company continues to access additional channels to sales market that allows us to introduce our products into other countries.

SALES AND MARKETING

         The tracking and navigation product lines will be sold through businesses that are already involved in various aspects of the navigation or tracking business to take advantage of established customer bases, sales personnel familiar with vehicle navigation, vehicle tracking, security or wireless applications and government requirements for increased security infrastructure.

         The Company's sales partners include or are expected to include:


Distributors      The Company has established a network of resellers within the
                  GPS, consumer electronics, data collection, automotive aftermarket and roadside assistance markets. The Company has also established an efficient customer relationship management and financial infrastructure to build and manage a network of retail resellers.

Location          The Company has acquired, and expects to continue to
Service           acquire, a number of customers that have built their
Providers         business through the provision of location based services
                  including the features offered by the vehicle location devices and messaging infrastructure associated with the server and software. Typical companies that would fall into this group would include security and roadside assistance call centers, data collection service aggregators, fleet aggregators and wireless application service providers.

OEM's The Company is currently involved with a number of automotive and personal digital assistant manufacturers and their suppliers who are incorporating vehicle navigation systems and other location based applications.

Strategic         The Company has, or is in discussions with, a number
Partners          of strategic partners whose hardware or software platforms are required for the delivery of tracking or navigation applications, such as vendors of computers and personal digital assistants, cell phones, mapping software, GPS devices, computer modems, computer micro-processors and other software and hardware companies. In many cases they require software and services to sell their respective products and may have marketing programs to sell combined products. In some cases the Company requires their software and/or services to sell the Company's products or to provide more functions with the Company's products.

Internet The Company's products are available on the Company's websites and the websites of other distributors.

         The Company's Destinator software sales are being made primarily through automotive aftermarket and certain computer electronics distribution channels. In addition, an e-commerce platform on the Destinator website provides a service that allows consumers to purchase the software at full list price. Additional opportunities exist with the manufacturers of both smart hand held devices (similar to cell phones) and with companies that provide in-car electronic systems.

         The Company's sales of tracking and location based products and services are typically generated through companies that become location service providers by purchasing the Company's Tracker software (and possibly one of the Company's Tracker servers) and through distributors and retailers that are not necessarily associated with the location service providers. In many cases, fleets or individual users purchase the location devices directly from the Company. The location service provider, in turn, ensures that the users of the devices will be able to have their device(s) tracked and to obtain relevant information regarding the movements of the device(s). Groups that have shown an interest in the Company's devices and its software include asset management product distributors, fleet management brokers, wireless communications service providers and wireless application service providers. Additional revenues are generated on a monthly basis as a percentage of the user's monthly airtime charges.

         Marketing communications activities to generate product awareness include e-mail marketing campaigns, product public relations activities, trade show participation, and industry seminar presentations. The Company operates two websites with product information; one for the Vehicle Tracking products (www.powerloc.com) and one for navigation products (www.destinator1.com). The Company has tried to ensure that the internet sites have been developed to take advantage of the exposure available through internet search engines. Currently the Company's products are featured on numerous internet sites.

STRATEGIC PARTNERS

         The Company has established business relationships with the manufacturers of computer servers, wireless carriers, suppliers of location based content and publishers and hardware vendors who provide the infrastructure for products and services. Among the more prominent are included: Navigation Technologies Corporation, supplier of NAVTECH(R), the world's leading digital map supplier for vehicle navigation, internet and wireless applications and, Compaq Computer Corporation and Hewlett-Packard Corporation, suppliers of both computer servers and personal digital assistants that use the Company's software.

CUSTOMERS AND SUPPLIERS

         Distrel SPA and Criticom International are the Company's two largest customers to date, directly accounting for 36% of the Company's revenues in 2001. These relationships are important to the Company, but management expects their relative proportion of revenues to decline, as new distributors and location service providers purchase its products in new and existing markets.

         The Company's principal suppliers for these products are its outsourced manufacturers, Leadtek Research Inc. and Span Logistics, which have been able to date to procure all the components needed for the products. The largest component is the modem that is, in turn, procured from Research in Motion and Standard Communications. Duplium Corporation is used by the Company to package and distribute the Destinator product.

COMPETITION

         The market for navigation, communications and information products related to location-based services is highly competitive and the Company expects competition to increase. The Company believes that the principal competitive factors that will differentiate the various competitors in this marketplace will be product features, quality, customer service, brand, price positioning, time-to-market and availability.

         The market for GPS-based products is relatively recent as a direct result of the US government's removal of the GPS based filters in May 2000 to allow for more accurate tracking. Most of the mid-size to larger companies in the vehicle tracking market have larger, cumbersome and more expensive devices and systems than the Company's. Many of the companies in the vehicle navigation market have expensive systems that are permanently installed into the vehicle and often involve a fee-based monthly subscription service. In addition, traditional GPS device vendors have been offering products to the marine, aviation and outdoors markets for several years.

         For its vehicle tracking and locating products, the Company considers its principal competitors in the consumer market to be Lojack and Boomerang. For the Company's commercial vehicle tracking products, its principal competitors are Datacomm, AirIQ, @Road and Qualcomm. There are approximately 100 smaller companies offering components of the products and services that the Company presently offers but none that offer all the products and services that the Company offers on a similar scale (i.e. capable of being used by the smallest user to the largest companies).

         For the Company's vehicle navigation products, its competition is found at three distinct levels: luxury automobile manufacturers with built-in systems such as those installed in, for example, General Motors and Mercedes Benz high end vehicles, automotive aftermarket electronics manufacturers such as Alpine, Clarion, Pioneer Electronics and Visteon and GPS manufacturers such as Garmin Corporation, Thales Navigation (Magellan brand) and Trimble Navigation Limited. In addition, the Company's competition includes vendors of GPS/navigation software that is used on conjunction with a manufactured personal assistant device such as Pharos Science and Applications, Inc. (GPS Navigator), Teletype Company (Teletype GPS) and TravRoute, a division of ALK Technologies, Inc. (CoPilot).

INTELLECTUAL PROPERTY

         The Company's intellectual property assets includes patents, copyrighted materials, trademarks and trade secrets, as well as confidentiality agreements, to establish and protect the Company's proprietary rights. The Company's primary intellectual property asset is a patent that covers the process of combining GPS location technology and the transmission of the geographic location of objects or people using cellular telephone technology to a remote unit which allows for the identification of their location by a base station which may be, for example, a response center or any computer that is capable of displaying the location of the remote unit.

         In addition, the Company owns a variety of other patents that relate to navigation based applications and are in the process of patenting the proprietary compression technology that is used in its Destinator navigation based product. Included in this portfolio are: map compression and optimization algorithms, routing and maneuvering algorithms, map attachment algorithms as well as multi-user on-board vehicle display systems. These algorithms form the foundation for Destinator's ability to operate on a Pocket PC platform with its size limitations while performing the complex calculations that are required to display user-friendly maps, to perform routing calculations and to manage points-of-interest data.

         The Company has also trademarked a variety of names for its processes or products including Tracker(TM), L-Biz(TM), The Power of Where(TM), LSP(TM) and Destinator(TM).

         To maintain its position in the marketplace, Paradigm continues to spend a significant amount on Research and Development. While this declined from $15,510,609 in 2000 to $6,494,751 in 2001, the major contributor to each year was an acquisition: $14,846,397 spent for PowerLOC in 2000, and $4,940,000 spent for NaftEL Technologies in 2001.

         It is possible that the above mentioned patents and trademarks, or patents or trademarks which the Company may later acquire, may be successfully challenged or invalidated in whole or in part by the courts or otherwise. It is also possible that the Company may not obtain issued patents for inventions it seeks to protect. It is also possible that the Company may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to the Company may not provide it with any competitive advantages, or that the patents of others will harm or altogether preclude the Company's ability to do business. Legal protections afford only limited protection for the Company's technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any resulting litigation could result in substantial costs and diversion of the Company's resources. The Company's means of protecting its proprietary rights may not be adequate and the Company's competitors may independently develop technology that is similar to its.

REGULATORY MATTERS

         As an equipment and systems supplier the Company is not directly regulated. To the Company's knowledge, there are no existing or probable government regulations that will directly affect its business. Many of the Company's customers are subject to regulation by national, state and local communications, public utility and other licensing and regulatory authorities, as are the carriers with whom those customers interconnect. Many of the regulations have to do with the configuration, signal strength of equipment and systems in use. To the extent needed by customers and other users, the Company is able to configure its equipment and systems so as to be compliant with the regulatory requirements.

         There are no costs for the Company to comply with environmental laws.

EMPLOYEES

         The Company had fifty full-time employees worldwide at December 31, 2001, of which 41 were in Canada, eight were located in Israel and one was located in the United States. From time to time, we also employ independent contractors to support our organization. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

         The Company's principal executive offices are located in a 8,000 square foot office facility at Suite 103, 30 Leek Crescent, Richmond Hill, Ontario, Canada L4B 4N4, which is leased by the Company for a 10 year term which expires in 2010, at an agreed upon rental rate. The annual rent for these premises is $84,932 for the first five years and $95,227 for the next five years. In addition, we also lease a research and development facility in Tel Aviv, Israel for a lease term that expires in 2002. The annual rent for these is $19,665. The Company subcontracts some of its manufacturing process and part of its development and believes that it will be able to find additional suitable facilities in the Greater Toronto area if and when required.

ITEM 3. LEGAL PROCEEDINGS

         Legal proceedings have been threatened against the Company by an individual claiming an entitlement to 400,000 shares for services rendered to the Company. Additionally, legal proceedings have been threatened against the company by an individual claiming an entitlement to 625,000 shares as a result of monies allegedly invested in the Company. The Company believes that these claims are without merit and intends to vigorously defend any lawsuits filed against the Company in connection with these claims. It is neither possible at this time to predict the outcome of any lawsuit, including whether the Company will be forced to issue shares, or to estimate the amount or range of potential loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the three months ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is quoted on the National Association of Securities Dealer's Over-the-Counter Bulletin Board under the symbol "PRAV." The following table sets forth the range of high and low closing representative bid prices for the Company's common stock for each quarterly period indicated which represent inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

       2000:                                        HIGH BID            LOW BID
       -----                                        --------            -------
       First Quarter                                  $4.375             $0.030
       Second Quarter                                 $3.490             $1.410
       Third Quarter                                   $4.55              $1.22
       Fourth Quarter                                  $2.88              $0.53

       2001:                                        HIGH BID            LOW BID
       -----                                        --------            -------
       First Quarter                                   $1.50              $0.47
       Second Quarter                                  $0.74              $0.35
       Third Quarter                                   $0.40              $0.14
       Fourth Quarter                                  $0.50              $0.15

DIVIDENDS

         The Company has never declared or paid a cash dividend on the common stock. There are no restrictions that limit the ability of the Company to pay dividends on the common stock or that are likely to do so in the future.

HOLDERS

         As of February 28, 2002, there were 877 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         The following information is provided for all securities sold by the Company for the year ended December 31, 2001 without registering the securities under the Securities Act of 1933. There were no underwriters involved in the sales.

                             PERSON OR CLASS OF                                                   DOLLAR VALUE OF
                                 PERSONS                                                           OTHER TYPE OF
          DATE                 TO WHOM SOLD            NUMBER OF SHARES     CASH CONSIDERATION     CONSIDERATION
----------------------       ------------------        ----------------     ------------------    ---------------

January 2001           Jacob International, Inc.            1,500,000(1)           $929,840                  --

January 2001           Atcorp Limited                          25,000(2)                 --             $29,750

February 2001          NaftEL Technologies Ltd.             3,000,000(3)                 --          $5,000,000

February 2001          David Kerzner                        2,000,000(4)                 --             $67,657

                             PERSON OR CLASS OF                                                   DOLLAR VALUE OF
                                 PERSONS                                                           OTHER TYPE OF
          DATE                 TO WHOM SOLD            NUMBER OF SHARES     CASH CONSIDERATION     CONSIDERATION
----------------------   ---------------------------   ----------------     ------------------    ---------------

                         Level Jump Financial Group
February 2001            Inc.                                 200,000(5)                 --         $231,540

March 2001               Investors                            550,000(6)            $27,500               --

March 2001               Hunterpro S.A.                       100,000(7)                 --          $47,450

March 2001               Ozer Eshet                           241,667(8)           $145,000               --

April 2001               Harry Zarek (In Trust)             1,248,750(9)                 --               $0

June 2001                WorldLink USA, LLC                 4,800,000(10)                --               $0

May & June 2001          Consultants                          823,188(11)                --         $287,757

April to June 2001       Investors                          2,763,167(12)          $993,925               --

July to September
2001                     Investors                          1,287,387(13)          $249,347               --

July to September        Kile Goekjian Lerner & Reed
2001                     PLLC                                 610,000(14)                --         $243,750

July to September
2001                     Zakeni Limited                     4,166,667(15)          $750,000               --

                         Watson & Associates
August 2001              International Corp.                2,580,000(16)                --         $486,330

                         Eduardo Guendelman and
August 2001              Family                               600,000(17)                --         $113,100

August 2001              C-Saw Investments Ltd.               500,000(18)                --         $157,307

August 2001              Employees                            300,000(19)           $43,328               --

August & September       Pacific Continental
2001                     Securities Corp.                     336,343(20)           $35,468               --

September 2001           Employees                            997,095(21)          $110,944               --

October 2001             Ozer Eshet                           919,540(22)                --         $100,000

October & November
2001                     Investors                          3,174,532(23)          $554,000               --

October & November
2001                     Consultants                          246,000(24)                --          $47,300

November 2001            JAE Investments Limited              200,000(25)           $36,000               --

October to December      Pacific Continental
2001                     Securities Corp.                   4,962,179(26)          $759,663               --

                             PERSON OR CLASS OF                                                   DOLLAR VALUE OF
                                 PERSONS                                                           OTHER TYPE OF
          DATE                 TO WHOM SOLD            NUMBER OF SHARES     CASH CONSIDERATION     CONSIDERATION
----------------------   ---------------------------   ----------------     ------------------    ---------------
December 2001            Jack Kerzner                       447,401(27)                  --          $48,767

December 2001            Whaler Holdings Ltd.             5,134,332(28)                  --         $909,162

December 2001            Cliff Richler                    1,000,000(29)             $65,000               --


---------------------------

(1) These shares were issued to this accredited investor as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Jacob International was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. Jacob International is sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(2) These shares were issued to this non-accredited investor as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Atcorp was provided an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. Atcorp is sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(3) In February 2001, the Company issued 3,000,000 shares to Amnon Evron & Co. Trust Company Ltd. as escrow agent for NaftEL Technologies Ltd., the vendors of the NaftEL assets. NaftEL Technologies Ltd. is a non-accredited investor. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. NaftEL was provided an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. NaftEL is sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(4) These shares were issued to this accredited investor to cancel indebtedness owed to this person. The shares were issued pursuant to the exemption from registration provided by Regulation S. No public solicitation or public advertising was employed. Mr. Kerzner was an officer and director of the Company at the time of the sale.

(5) These shares were issued to this non-accredited investor in payment for office furniture valued at $231,540 supplied to the Company. Level Jump Financial Group, Inc. was provided an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. Level Jump Financial Group, Inc. is sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(6) These share were issued to Kato Krauss, Marc Jaraim, Prichard Smith, non-accredited investors, as a result of a private placement. The Company received $27,500 from the exercise of options and warrants. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Each of the investors was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(7) These shares were issued to this non-accredited investor to cancel indebtedness for intellectual property acquired and services rendered with regard to such intellectual property as part of the acquisition agreement relating to the PowerLOC acquisition. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Hunterpro S.A. was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. Hunterpro S.A. was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(8) These shares were issued to this non-accredited investor as a result of a private placement. These shares were issued to this non-accredited investor as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Mr. Eshet was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. He also had an opportunity to review the audited financial statements for 1999 and 2000. He was given an opportunity to ask questions of management concerning Paradigm's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(9) These shares were issued to Harry Zarek (In trust for himself and others) as partial consideration for the sale of PowerLOC and associated companies to the Company. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Mr. Zarek was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. He also had an opportunity to review the audited financial statements for 1999 and 2000. He was given an opportunity to ask questions of management concerning Paradigm's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(10) The Company entered into an agreement ("the Agreement") with Pangea Petroleum Corporation ("Pangea") to form a strategic alliance. The primary activity of the joint venture will be to seek out companies with technologies in which WorldLink can make appropriate investments in new and. As part of the Agreement, the Company and Pangea agreed as follows:

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

(11) These shares were issued to these persons: C-Saw Investments Ltd., John Carswell, Moshe Benguigi, and Yehoshua Nir, to cancel indebtedness for consulting services. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Each investor was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(12) These shares were issued to the following persons: C-Saw Investments Ltd., David Steir, David Benhamu, and Pacific Continental Services Corp., Jacob International Inc, and Moishe Lipsycs as non-accredited investors as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Each was also provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. Each investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment:

(13) These shares were issued to Pacific Continental Securities Corp. and Moishe Lipsycs, non-accredited investors, as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Each investor was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. Each investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(14) These shares were issued to this law firm, an accredited investor, as payment for legal services rendered to the Company. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule
     506. No public solicitation or public advertising was employed. It was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(15) These shares were issued to this accredited investor pursuant an agreement relating to an equity line of credit. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Zakeni was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(16) These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for consulting services. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Watson was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(17) These shares were issued to this non-accredited investor as payment for consulting services. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Guendelman was an officer and a director of the Company at the time of the sale.

(18) These shares were issued to C-Saw Investments Ltd., a non-accredited investor, to cancel indebtedness for consulting services. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. C-Saw was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. C-Saw was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(19) These shares were issued to employees (Elie Hantsis and Joseph Schembri), non-accredited investors, as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation S. No public solicitation or public advertising was employed. Each employee was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow them to evaluate the merits and risks of the investment.

(20) These shares were issued to this non-accredited investor as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. The investor was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(21) These shares were issued to employees of the Company (Gili Wolff, Oleg Stollerov, Vladimir Turowitz, Shay David, Tomer Bar Zeev, Ron Yekutiel, Helena Ye, John Weinberg, Warren Tom, Susan Sun, Michael State, Sidney Weinberg, Joe Shu, Yoram Shalmon, Joseph Schembri, Malcolm Robbins, Robert Morganstein, Alice Man, Svetlana Lucht, Jenny Liu, Ming He, Elie Hantsis, Orit Goldstein, Assaf Goldstein, Kathy Gardos, Alexi Garriline, Kelly Fogg, Yoram Elbay, Yevgeny Bondar, Moise Benedid, Charles Allen, Victor Lau, Ron Wilson, Kevin Tysiak and Eduardo Guendelman), non-accredited investors, as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation S.

(22) These shares were issued to Ozer Eshet as a result of the conversion of a promissory note. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Mr. Eshet was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. He was given an opportunity to ask questions of management concerning Paradigm's affairs. This investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

(23) These shares were issued to following accredited persons: Horace Davenport, Bayberry Ventures A Ltd., Gordon Chester and David Benhamu as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Each was also provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(24) These shares were issued to the following persons: Moshe Ben Guigui, Sy Konkel and Moshe Lipsycs, non-accredited investors, as payment of consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Each investor was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. Each also had an opportunity to review the audited financial statements for 1999 and 2000. Each was given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow them to evaluate the merits and risks of the investment.

(25) These shares were issued to JAE Investments Limited, a non-accredited investor, as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule
     506. No public solicitation or public advertising was employed. JAE was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. The investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(26) These shares were issued to this non-accredited investor as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Pacific Continental was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(27) These shares were issued to Jack Kerzner, a non-accredited investor, in repayment of an outstanding loan and interest of $48,767. The shares were issued pursuant to the exemption from registration provided by Regulation
     S. No public solicitation or public advertising was employed. He was also provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. He also had an opportunity to review the audited financial statements for 1999 and 2000. He was given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(28) These shares were issued to Whaler Holdings Ltd. in payment for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Whaler was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

(29) These shares were issued to Cliff Richler as a result of the exercise of certain options for $65,000. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Mr. Richler was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. He also had an opportunity to review the audited financial statements for 1999 and 2000. He was given an opportunity to ask questions of management concerning Paradigm's affairs. The investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical financial data are derived from our Consolidated Financial Statements and the related notes thereto. Our Consolidated Financial Statements as of December 31, 1997, 1998 and 1999, and for the years then ended, have been audited by Bromberg & Associates, independent accountants. Our Consolidated Financial Statements as of December 31, 2000 and 2001, and for the years then ended, have been audited by Schwartz Levitsky Feldman LLP, independent accountants. Some of our Consolidated Financial Statements are included elsewhere in this report.

         The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.


                                                                     YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                2001           2000            1999           1998           1997
                                            -------------  --------------  -------------  -------------  --------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:

 Revenues

 Sales                                            $2,347             $20             $0            $24             $48
 Royalties                                             0              25
                                            -------------  --------------  -------------  -------------  --------------
                                                   2,347              45              0             24              48
 Cost of Sales                                     1,336              38              0              0             354
                                            -------------  --------------  -------------  -------------  --------------
 Gross Profit                                      1,010               7              0             24           (307)
 Operating Expenses:
 Research and development                          6,495          15,511             12             11              49
 Selling, general and administrative              13,195          28,905            408            538           1,109
                                            -------------  --------------  -------------  -------------  --------------
 Total operating expenses                         19,690          44,416            420            549           1,158
 Other Income and (Expenses):
 Interest income                                       0               0              0              0
 Interest and other expenses                       2,855           1,743             51            954              48
                                            -------------  --------------  -------------  -------------  --------------
 Net Loss                                        $21,535         $46,151          $(471)       $(1,479)       $(1,512)
                                            =============  ==============  =============  =============  ==============
 Basic and diluted net loss per share             $(0.22)         $(0.83)        $(0.02)        $(0.06)        $(0.10)
                                            =============  ==============  =============  =============  ==============
 Shares used in calculating basic and
 diluted net loss per share                   97,927,538      55,912,532     29,797,183     24,986,646      15,355,914
                                            =============  ==============  =============  =============  ==============

 STATEMENT OF CASH FLOWS DATA:

 Net cash used in operating activities           $(4,520)        $(3,397)         $(185)         $(629)         $(581)
 Net cash provided by financing &
 investing activities                              3,301           4,851            172            642             426
 Net (decrease) increase in cash                  (1,219)          1,454            (13)            13           (155)
                                            -------------  --------------  -------------  -------------  --------------
 Cash and cash equivalents at beginning
 of period                                         1,454               0             13             (0)            155
                                            -------------  --------------  -------------  -------------  --------------
 Cash and cash equivalents at end of
 period                                             $235          $1,454             $0            $13            $(0)
                                            =============  ==============  =============  =============  ==============

 BALANCE SHEET DATA:

 Cash and cash equivalents                          $235          $1,454             $0            $13              $0
 Capital Assets                                      468             167              7             11              14
 Intellectual property                            12,775          14,240              0              0               0
 Total Assets                                     15,534          16,903            188            180              50
 Current Liabilities                               4,172           2,413           1,21            852             779
 Total Stockholders Equity (Deficit)              10,002          14,490         (1,133)          (671)          (729)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in this annual report on Form 10-K. This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in "Risk Factors," "Business" and elsewhere in this annual report on Form 10-K.

OVERVIEW

         The Company designs, develops, manufactures and markets software and hardware using state of the art technologies that allows for real time delivery of information regarding the location of a person or an asset for the purposes of tracking that person or asset or assisting them in navigation. The Company does this by integrating Global Positioning System (GPS) technology, wireless communications and the internet to enable users to efficiently manage their mobile resources (whether vehicles, assets or persons) with relevant location based information on a real time basis. As such, the Company supplies location-based services; primarily in the areas of tracking, security, navigation, communication and information devices and software, most of which are enabled GPS technology.

         Our diverse family of products have been designed and developed to use GPS technology for the purposes of tracking, security, navigation, communication and general information purposes. Each of the Company's location based products utilizes a proprietary combined circuit and receiver designed to collect, calculate and display and communicate a person's or asset's location, direction, speed and other information in a variety of formats depending upon the specific consumer requirements. The Company's tracking, security and communications service allows users to access information from their website to track the location and movement of vehicles, goods, services and persons and to be able to communicate with that resources. This service is a cost effective and easy-to-use service that uses the internet to provide users with services including the location of a resource, its speed, its direction together with the ability to report about, dispatch and communicate with that resource and to effectively and efficiently manage that resource.

         The Company's intellectual property assets include patents, copyrighted materials, trademarks and trade secrets, as well as confidentiality agreements, which establish and protect our proprietary rights. The Company's primary intellectual property asset is a patent that covers process of combining GPS locating technology and the transmission of the geographic location of objects or people using cellular telephone technology to a remote unit which allows for the identification of their location by a base station which may be, for example, a response center or any computer that is capable of displaying the location of the remote unit. In addition, the Company owns a variety of other patents that relate to navigation-based applications and are in the process of patenting the proprietary compression technology that is used in the Company's Destinator navigation based product. Included in this portfolio are: map compression and optimization algorithms, routing and maneuvering algorithms, map attachment algorithms as well as multi-user on-board vehicle display systems.

         To date, the Company has sold its products and services both domestically and internationally. The Company intends to expand its service offerings to additional countries during the year 2002. Revenues from non-North American market were not significant in 2001 but the Company expects that revenues from international sales will be material in 2002.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Products Sales and Royalties Revenues

         Paradigm recorded product sales and royalties revenue of $2,346,506 for the current year compared to $45,382 for the year ended December 31, 2000 as a result of the commencement of the shipping of the PowerLOC L-BIZ(TM) products towards the end of last year and commencement of sales of Destinator products in the third quarter of 2001. This reflects an increase of 5,070% over revenues for the year 2000.

         In the future, the Company expects to earn increased revenues through the sale and licensing of its navigation products (Destinator(TM)) as well as its tracking products (PowerLOC). In addition, it is anticipated that the Company will be able to realize revenues from the licensing of its patents and proprietary rights as well.

         Selling, General and Administrative Expenses

         Selling, General and Administration Expenses for the year ended December 31, 2001 were $13,195,024 as compared to $28,904,722 for the year ended December 31, 2000. These expenses reflect a decrease of approximately 50% in SGA expenses in 2001 compared to expenses incurred in 2000. The expense for the year ended December 31, 2001 includes non-cash compensation and other expenses of $8,988,810 recorded for the issuance of stock options to employees and consultants and in payment of other expenses, which amounted to $27,086,968 in 2000. The cash component of expenses in 2001 was $4,206,214 and this reflects an increase of 131% over the cash expenses incurred in 2000 ($1,817,754). The cash expenses increased as a result of costs associated with the acquisition of the NaftEL assets on February 12, 2001 and higher corporate professional fees, financing costs, consulting fees and patent-related expenses.

         Research and Development Expenses

         Research and Development Expenses for the year ended December 31, 2001 were $6,494,751 as compared to $15,510,609 for the year ended December 31, 2000. That represents a decrease of 58% over the previous year. The expense for the year ended December 31, 2001 includes a charge of $4,940,000 representing the cost of the acquisition of the NaftEL assets while fiscal year 2000 expenses reflect a charge of $14,846,397 representing the cost of the PowerLOC acquisition. Research and Development Expenses are net of grants received from National Research Council Canada through the Industrial Research Assistance Program. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004, and is limited to a maximum of $490,000. If the full amount of the assistance is not repaid at January 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

         Depreciation and Amortization Charges

         Depreciation and amortization charges for the year ended December 31, 2001 were $1,599,330 as compared to $728,449 for the year ended December 31, 2000, due principally to the amortization of certain intellectual property for a full year in 2001.

         Net Gain (or Loss)

         The net loss for the year ended December 31, 2001 amounted to $21,535,088 as compared to a loss of $46,151,350 for the year ended December 31, 2000. This represents a reduction of 54% compared to the previous year. The loss for the 2001 fiscal year includes the expensing of a charge of $4,940,000 representing the one-time cost of the acquisition of the NaftEL assets that was allocated to research and development expenses and $8,988,810 compensation and other non-cash charges recorded for the issuance of stock options to employees and consultants and for other associated expenses. The loss for the 2000 fiscal year includes the expensing of a charge of $14,846,397 representing the cost of the PowerLOC acquisition which was allocated to research and development expenses and $27,086,968 compensation charges recorded for the issuance of stock options to employees and consultants. The loss in fiscal year 2001 is also due to the increased selling, general, development and administration expenses relating to a full year of the PowerLOC business, the new NaftEL business from its date of acquisition, higher professional fees and interest charges, and the amortization of intellectual property and other capital assets.

         Income Taxes

         Since inception, we have incurred net losses for federal, provincial and state tax purposes and except for only minimum taxes for an Israeli based subsidiary the Company has not recognized any tax provision or benefit.

         Changing Prices

         The Company has conducted operations primarily using the currency of Canada and the United States of America where inflation during 2001 and 2000 has been low, which has not materially impacted our operating results. Foreign currency exchange losses resulting from transactions with our wholly owned subsidiaries located in Canada and Israel, which began business in 2001, were not material during 2001 and were expensed as incurred.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Products Sales and Royalties Revenues

         The Company recorded licensing revenue of $25,000 for the year ended December 31, 2000, resulting from the signing of the first licensing agreements from its intellectual property in 2000. The Company recorded product sales of $20,382 for the year ended December 31, 2000 as a result of the commencement of the shipping of the PowerLOC L-BIZ products towards the end of the year. The Company recorded no revenues for the year ended December 31, 1999.

         The Company earned interest revenue of $54,494 for the year ended December 31, 2000 and no interest revenue for the year ended December 31, 1999, due to the investment of cash received from the issuance of common shares and debt financing.

         Selling, General and Administrative Expenses

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

         Depreciation and Amortization Charges

         Depreciation and amortization charges for the year ended December 31, 2000 were $728,449 as compared to $3,351 for the year ended December 31, 1999 due to the amortization of intellectual property.

         Net Gain (or Loss)

         The net loss for the year ended December 31, 2000 amounted to $46,151,350 as compared to a loss of $873,771 for the year ended December 31, 1999. The loss for the 2000 fiscal year includes the expensing of a charge of $14,846,397 representing the cost of the PowerLOC acquisition which was allocated to research and development expenses and $27,086,968 compensation charges recorded for the issuance of stock options to employees and consultants. The higher loss is also due to the increased selling, general, development and administration expenses relating to the PowerLOC business, higher professional fees and interest charges, and the amortization of intellectual property.

         Liquidity

         The Company had cash and cash equivalents on hand of $1,453,858 at December 31, 2000. The Company raised in excess of $4,000,000 in cash during the year ended December 31, 2000, through the price paid to exercise stock options and warrants and through the issuance of common shares. The Company also raised $1,000,000 through debt financing in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents on hand of $234,979 at December 31, 2001. The Company raised in excess of $3,500,000 in cash during the year ended December 31, 2001, through the exercise of stock options and warrants and through the sale of common shares. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company does not have any commitments for capital expenditures and believes that its current cash balances, combined with its financing activities and operating cash flows and the credit resources mentioned below, will be sufficient to meet its operating and development needs for at least the next four months. If the Company has not obtained additional financing prior to that time, it will need to delay or eliminate some of its development activities.

         The Company leases an 8,000 square foot office facility for its head office located in Richmond Hill, Ontario, Canada. The Company leases it for a 10-year term that expires in 2010. We also lease a research and development facility in Tel Aviv, Israel for a lease term that expires in 2002. The rents due at December 31, 2001, under these leases are:

          Less than one year                                         $104,596
          1 to 3 years                                                254,795
          4 to 5 years                                                190,453
          After 5 years                                               289,647
                                                                      -------
          Total                                                      $839,491
                                                                     ========


         In November 2001, the Company secured a $2.5 million purchase order and an accounts receivable financing facility for its PowerLOC and Destinator divisions from Production Finance International, LLC of Spokane, Washington and KBK Financial, Inc. of Fort Worth, Texas. This combined financing facility has been set up in order to finance the fulfillment of the purchase orders received from its customers. As of December 31, 2001, we had not drawn against this facility.

         In July 2001, the Company established an Equity Line of Credit, under which the Company may, at its discretion, periodically issue and sell to Zakeni Limited, shares of our common stock for a total purchase price of $10,750,000. The Company has utilized $750,000 under this facility. Further draws under this facility are subject to the registration of a registration statement for the resale of the registrable securities to be declared effective by the Securities and Exchange Commission. Zakeni will pay the Company a percentage (ranging from 80% to 90%) of the average of the lowest three closing bid prices of the Company's common stock during the 10 trading days immediately preceding and 10 trading days immediately following the date in which the Company gives notice to Zakeni of its demand - called a "put notice" - that it purchase a certain amount of stock. Zakeni intends to resell any shares purchased under the Equity Line of Credit at the then prevailing market price. There are formulas that limit the amounts that may be included in a put notice that are based on the then-current market prices and trading volumes for the Company's stock. At current share prices and trading volumes, the Company is only entitled to have Zakeni purchase a maximum of approximately $100,000 per month (on a monthly basis) and it is unlikely the Company would be able to increase this amount in the absence of increased share prices, increased trading volumes or an amendment to this provision of the Equity Line of Credit. The Company was obligated to ensure that the registration statement was effective by February 20, 2002 or pay a minimum penalty of $75,000 to Zakeni. The Company has not yet filed an effective registration statement and is, therefore, obligated to pay the amount of the penalty to Zakeni.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001and no longer permits the use of the pooling-of-interests method. SFAS No. 142 requires that amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We adopted SFAS No. 141 and SFAS No. 142. We do not expect our adoption of SFAS No. 141 or SFAS No. 142 to have a material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for some lessee obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect our adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

         Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect our adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, and that affect our disclosure of contingent assets and liabilities. While our estimates are based on assumptions we considered reasonable at the time they were made, our actual results may differ from our estimates, perhaps significantly. If results differ from our estimates, we will make adjustments to our financial statements as we become aware of the necessity for an adjustment. Specifically, we make estimates in the following areas:

Allowance for doubtful accounts

         We provide a reserve against our receivables for estimates losses that may result from our customers' inability to pay. These reserves are based on known uncollectable accounts, aged receivables, historical losses and our estimate of our customers' credit-worthiness. Should a customer's account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of our recognition of a material loss on an uncollectable account mainly depends on deterioration in the economic financial strength of the customer and the general business environment. Distrel Spa and Criticom International Corp. are our two largest customers, directly accounting for 36% of our revenues in the year ended December 31, 2001. We believe that the allowance for doubtful accounts as of December 31, 2001 is sufficient. The Company does not maintain a specific allowance for doubtful accounts for any specific customers; instead we review all accounts using the factors identified above to determine which are doubtful and then create an allowance for that specific account.

Inventory adjustments

         We state inventories at the lower of average cost, determined on the first-in first-out method, or fair market value. We review the components of our inventory on a regular basis for potential excess, obsolete and impaired inventory, based on estimated future usage. The likelihood of any material adjustment of our stated inventory depends on significant changes in the competitive conditions in which we operate, new product introductions by us or our competitors, or fluctuations in customer demand.

Principles of consolidation

         We determine whether the equity method of consolidation is appropriate to account for our investments based on our ability to exercise control through decision-making, our ability to exercise significant influence over management of the company in which we have invested, and our equity ownership interest in that company. If our ability to exercise significant influence or our decision-making abilities change materially from our evaluation, or our ownership interest in an investment increases or decreases, our operating results could be impacted, either positively or negatively.

RISK FACTORS

         The following principal factors make the Company's common stock speculative. Company Shares should not be held by persons who cannot afford the loss of their entire investment.

Due to our limited operating history it is difficult to predict future operating results or our stock price.

         An evaluation of our business is difficult because we have a limited operating history. We initially commenced operations in 1996 and commercially offered our first services in the second half of 2000. We may not continue to grow or achieve profitability. We face a number of risks encountered by early-stage companies in the Global Positioning System, wireless communications, internet information industries and navigation and location based services, including:

o        the uncertainty of market acceptance of our products or services;

o our need to introduce reliable and robust products and services that meet the demanding needs of customers;

o our need to expand our marketing, sales and support organizations, as well as our distribution channels;

o        our ability to anticipate and respond to market competition;

o        our need to manage expanding operations;

o        our dependence on wireless carriers;

o        our dependence on map data suppliers;

o        limited coverage of wireless networks; and

o migration to new networks, which could cause our products to be incompatible or out of date.

Our business strategy may not be successful, and we may not successfully address these risks.

         We have historically incurred losses and these losses may increase in the future. We have never been profitable. As of December 31, 2001, we had an accumulated deficit of $73,384,341. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, and sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may grow in the future. In order to facilitate the sale of our services, we may sell our hardware below cost. As a result, we occasionally experience negative gross margins on the sale of our hardware from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

If we do not increase revenue from the sale of our services to new and existing customers, our business may not be successful.

         Our success depends on our ability to increase revenue from the sale of our products and services to new and existing customers and on market acceptance of our products and services. We may not be able to achieve widespread adoption of our products and services. If we are not able to expand our customer base and increase our revenue from new and existing customers, our business will be seriously harmed.

Our success depends on our ability to maintain and expand our sales channels.

         In order to increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. New sales personnel will require training and will take time to achieve full productivity. In addition, we believe that our success is dependent on expansion of our indirect distribution channels, including our relationships with wireless carriers and independent sales agents. To date, we have relationships with a limited number of these wireless carriers and independent sales agents. We may not be able to establish relationships with additional distributors on a timely basis, or at all, and our distributors may not devote adequate resources to promoting and selling our services.

We have limited resources and may be unable to manage our anticipated growth in operations.

         If we fail to develop and maintain our products and services as we experience rapid growth, demand for our products and services and our revenues could decrease. Our development and expansion has placed, and will continue to place, significant strain on our managerial, operational, and financial resources. Due to the limited deployment of our products and services, we are unable to assess our ability to grow the business and manage a substantially larger number of customers and additional products and services.

If we cannot deliver the features and functionality our customers demand, we will be unable to retain or attract new customers.

         Our success depends upon our ability to determine the features and functionality our customers demand and to design and implement products and services that meet their needs in an efficient manner. We cannot assure you that we can successfully determine customer requirements or that our future services will adequately satisfy customer demands. To date, the design of our products and services has been based on our internal efforts and feedback from a limited number of existing and potential customers. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services and product/service enhancements. If we cannot effectively deploy, maintain and enhance our products and services, our expenses may increase, we may not be able to recover our costs and our competitive position may be harmed.

We depend on wireless networks owned and controlled by others. If our customers do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our revenues could decrease.

         Our ability to grow and achieve profitability as it relates to our tracking products and services depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tall buildings blocking the transmission of data to and from vehicles. These effects could make our services less reliable and useful, and customer satisfaction could suffer.

Defects or errors in our services could result in the cancellation or delays of our services, which would damage our reputation and harm our financial condition.

         We must develop our services quickly to keep pace with the rapidly changing Global Positioning System, wireless communications, navigation systems and internet markets. Products and services that address these markets are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. Our services may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. This would damage our reputation, and result in lost revenues, diverted development resources, and increased service and warranty costs.

Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures.

         If wireless carriers do not expand coverage, we may be unable to offer our tracking products and service to additional areas. If one or more of the agreements we have with wireless carriers is terminated, we may be unable to offer our products and services to our customers within the carrier's coverage area. There are a limited number of wireless carriers offering services compatible with our products and service. These wireless carriers have little overlap in their primary service coverage areas. Our existing agreements with wireless carriers may be terminated upon as little as fifteen-day written notice or immediately upon the occurrence of certain conditions. If one or more of our wireless carriers decides to terminate or not renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of service to our customers in that coverage area.

Sales and licensing revenues may not meet our expectations and if other sources are not available, our growth and profitability could be delayed or diminished.

         We began operations in 1996 and have experienced losses from operations since inception. We incurred a net loss in 2001 and expect to incur an operating loss in 2002. We will continue to incur substantial costs related to its continued growth. We cannot be assured that our sales will meet our growth expectations. Should this occur, we may elect to:

o        reduce the planned expansion of our operations; or

o pursue other financing alterations such as borrowing or a rights offering;

         Our planned growth and profitability could be delayed or diminished if we cannot implement either of the two options listed above.

We may need to raise additional capital to finance operations.

         We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings, the sale of common stock to third parties, and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and possible expansion. Among other things, external financing may be required to cover our operating costs. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Our inability to obtain adequate financing would result in the need to curtail operations, would be materially harmful to our business, and may result in a lower stock price.

         In addition, our certificate of incorporation limits the number of shares of our common stock that we can issue to 250,000,000 shares. Once this limit has been reached, we will not be able to sell any further shares of common stock to raise additional capital until our stockholders approve an increase in our authorized capital stock. We cannot assure you that any proposal to increase the Company's authorized capital stock will be approved by the stockholders. The failure to secure approval for an authorized capital increase may have an adverse impact on our ability to sustain growth or achieve profitability.

We have been the subject of a "going concern" opinion from our independent auditors, which means that we may not be able to continue operations unless we obtain additional funding.

         Our independent auditors have added an explanatory paragraph to their audit opinion, issued in connection with our financial statements, which states that our ability to continue as a going concern is uncertain due to our continued operating losses, the excess of our liabilities over our assets and uncertain conditions we face in our day-to-day operations. Our Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Our Global Positioning System products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable or are not replaced or if the policies of the United States government for the use of the Global Positioning System without charge are changed, our business will suffer.

         The Global Positioning System is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, the average age is 6 years and some have been operating for more than 11 years.

         If a significant number of satellites were to become inoperable, unavailable or are not replaced, it may impair the current utility of our Global Positioning System products and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of Global Positioning System satellites over a long period, or that the policies of the U.S. government that provide for the use of the Global Positioning System without charge and without accuracy degradation will remain unchanged. Because of the increasing commercial applications of the Global Positioning System, other U.S. government agencies may become involved in the administration or the regulation of the use of Global Positioning System signals. Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.

         If for some reason we are unable to use the GPS signals, there are a number of alternative satellite systems available for determining geographical locations for devices. We cannot say with any certainty that we will be able to use any of those other systems or that we will be able to use any of them without additional costs.

Any reallocation of radio frequency spectrum could cause interference with the reception of Global Positioning System signals. This interference could harm our business.

         Our Global Positioning System technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union ("ITU"). The Federal Communications Commission ("FCC") is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of Global Positioning System signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or in-band may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Ultra-Wideband radio devices could cause interference with the reception of Global Positioning System signals.

         This interference could harm our business. On May 11, 2000, the FCC issued a Notice of Proposed Rulemaking that proposes rules for the operation of Ultra-Wideband ("UWB") radio devices on an unlicensed basis in the frequency bands allocated to the Global Positioning System. If the FCC issues final rules authorizing such operation, UWB devices might cause interference with the reception of Global Positioning System signals. Such interference could reduce demand for Global Positioning System products in the future. Any resulting change in market demand for Global Positioning System products could have a material adverse effect on our financial results.

If we are not successful in the continued development, introduction or timely manufacture of new products and services, demand for our products and services could decrease.

         We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products. Rapidly changing technology, evolving industry standards and changes in customer needs characterize the market for our products and services. If we fail to modify or improve our products and services in response to changes in technology, industry standards or customer needs, our products and services could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products and services, enhance existing products and services and achieve market acceptance for such products and services. However, there can be no assurance that development stage products and services will be successfully completed or, if developed, will achieve significant customer acceptance.

         If we are unable to successfully develop and introduce competitive new products and services, and enhance our existing products and services, our future results of operations would be adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products and services are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products and services. The timely availability of these products and services in volume and their acceptance by customers are important to our future success. We have previously experienced delays in shipping certain of our products and services and any future delays, whether due to manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products or we could have costly excess production or inventories.

         The demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies.

         If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Licensing revenue could be much less than anticipated. Lower than forecasted demand could also result in excess manufacturing capacity at our facilities, which could result in lower margins.

         If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products or we could have costly excess production or inventories. In some cases, we are obligated to purchase certain products and/or service by payment of cash in advance that may have a negative impact on our ability to grow the size of the Company from time to time.

         Since late 2000, we have experienced steady increases in demand for our products and services and have generally been able to increase production to meet that demand. However, the demand for our products and services depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

o If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

o Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins.

o If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our facilities, which could result in lower margins.

Because our reporting currency is in U.S. Dollars and the functional currency of our principal office is in Canadian dollars, exchange rate fluctuations impact our financial statements.

         Foreign exchange effects on our financial statements can be material because our reporting currency is in U.S. Dollars while the functional currency of principal office is in Canadian dollars. We are exposed to foreign exchange risks related to recurring foreign currency payments including the majority of the salaries of employees, principally in Canadian Dollars. In addition, fluctuations in exchange rates between the U.S. Dollar and the Canadian Dollar may have an adverse impact on our consolidated financial statements.

We face competition from existing and potential competitors, our resulting loss of competitive position could result in a loss in market share and revenues, price reductions, fewer customer orders, and reduced margins.

         The market for our services is competitive and is expected to become even more competitive in the future. Our customers choose our services primarily on the basis of the functionality, price, ease of use, quality and geographic coverage of our services. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include:

o other providers of vehicle-location services, such as Qualcomm, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances and @Track Communications, Inc., and AtRoad, Inc.;

o other wireless internet companies, such as Aether Systems, Openwave and Research in Motion;

o other navigation and location based service companies, such as Garmin Corporation, Thales Navigation, Trimble Navigation Limited, Pharos Science and Applications, Inc., Teletype Company and TravRoute, a division of ALK Technologies, Inc.;

o        companies working on emergency-911 solutions, such as True Position;

o companies with solutions that integrate location, wireless communications and call centers, such as Onstar (a division of General Motors Corporation), ATX Technologies Inc., and Mercedes Benz; and

o companies that provide wireless, location-relevant applications, such as SignalSoft.

         Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

         Our services also compete with alternative means of communication between vehicles and their managers, including wireless telephones, two-way radios and pagers. In addition, we expect that new competitors will enter the market for location-relevant wireless information as businesses and consumers increasingly demand information when they are mobile. Furthermore, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to offer the services we offer or may offer in the future.

Our sales and gross margins for our products may fluctuate.

         Our sales and gross margins for our products may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product's life. To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such improvements or cost reductions or be able to introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our customers' products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

         Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

o delays in market acceptance or implementation by customers of our products and services;

o changes in demand by our customers for existing and additional products and services;

o        changes in or cancellations of our agreements with wireless carriers;

o        introduction of new products and services by us or our competitors;

o changes in our pricing policies or those of our competitors or suppliers;

o        changes in our mix of sources of revenues; and

o changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

         Our expense levels are based, in part, on our expectation of future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. We believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance. In some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

We are dependent on third party suppliers for various components used in our current products.

         Some of the components that we procure from third party suppliers include GPS devices, modems and microprocessors. The cost, quality and availability of components are essential to the successful production and sale of our products. Some components come from our sole source suppliers. Research in Motion Ltd., Leadtek Research Inc., Span Manufacturing Limited, and Standard Communications Corp. are each the sole source supplier to us of certain equipment incorporating our proprietary designs which they manufacture for us.

         In the past, we have experienced shortages. In addition, if there are shortages in supply of components, the costs of such components may rise. If suppliers are unable to meet our demand for components on a timely basis and if we are unable to obtain an alternative source or if the price of the alternative source is prohibitive, or if the costs of components rise, our ability to maintain timely and cost-effective production of our products would be seriously harmed. In the last twelve months, we have experienced upward pricing pressures on our high technology components. We continue to search for alternate sources or redesign components for less expensive parts. However, if we are unable to find alternate sources or are not able to effectively redesign components, our business, financial condition and results of operations could be materially adversely affected.

         We license mapping data for use in our products from various sources. There are only a limited number of suppliers of mapping data for each geographical region. If we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the price of the alternative source is prohibitive, our ability to supply mapping data for use in our products would be seriously harmed.

We rely on independent dealers and distributors to sell our products, and disruption to these channels would harm our business.

         Because we sell a majority of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, our dealers and distributors maintain significant levels of our products in their inventories. If dealers and distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

         Our dealers and distributors also sell products offered by our competitors. If our competitors offer our dealers and distributors more favorable terms, those dealers and distributors may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified dealers and distributors. If we are unable to maintain successful relationships with dealers and distributors or to expand our distribution channels, our business will suffer.

If we fail to manage our growth and expansion effectively, we may not be able to successfully manage our business.

         Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our shipments and headcount substantially. In addition, we plan to continue to hire a significant number of employees within the next 12 months. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

         Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. In particular, we rely on Eduardo Guendelman, our President and Chief Executive Officer. We currently do not have employment agreements with some of our key executive officers. We do not have key man life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain our market position may be difficult. For example, there is a nationwide shortage of qualified electrical engineers and software engineers that are necessary for us to design and develop new products and therefore, it may be challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

We may establish alliances, raise additional capital or acquire technologies or companies in the future, which could result in the dilution of our stockholders and disruption of our business.

         We are continually evaluating business alliances, raising capital and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or product, raising capital and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

o diversion of management's attention from our core business objective and other business concerns;

o failure to integrate the acquired company into our pre-existing business;

o potential loss of key employees from either our pre-existing business or the acquired business;

o dilution of our existing stockholders as a result of issuing equity securities; and

o        assumption of liabilities of the acquired company.

         Some or all of these problems may result from current or future alliances, acquisitions, capital raised or investments. Furthermore, we may not realize any value from these alliances, acquisitions or investments.

Our intellectual property rights are important to our operations, and we could suffer loss if they infringe upon other's rights or are infringed upon by others.

         We rely on a combination of patents, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. To this end, we hold rights to a number of patents and trademarks and regularly file applications to attempt to protect our rights in new technology. However, there is no guarantee that our patent applications will become issued patents. Moreover, even if approved, our patents may thereafter be successfully challenged by others or otherwise become invalidated for a variety of reasons. In addition, the patents have been registered or registration is pending in a number of jurisdictions including the United States which represents a significant market for the company. Thus, any patents or trademarks we currently have or may later acquire may not provide us a significant competitive advantage.

         Third parties may claim that we are infringing their intellectual property rights. Such claims could have a serious adverse effect on our business and financial condition. Litigation concerning patents or other intellectual property can be costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. We might not have sufficient resources to pay for the licenses. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.

Our business is subject to risks associated with doing business internationally.

         We estimate that approximately 42% of our net sales in the fiscal year ended December 31, 2001 represented products shipped, services supplied, to destinations outside North America. Accordingly, our future results could be harmed by a variety of international factors, including:

o        changes in foreign currency exchange rates;

o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

o        trade protection measures and import or export licensing requirements;

o        potentially negative consequences from changes in tax laws;

o        difficulty in managing widespread sales and manufacturing operations;
         and

o        less effective protection of intellectual property.

Our stock price is volatile, which may cause our investors to lose money and may result in costly litigation that could divert our resources.

         Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

o        announcements of technological or competitive developments;

o        acquisitions or strategic alliances by us or our competitors;

o        the gain or loss of a significant customer or order;

o changes in estimates of our financial performance or changes in recommendations by securities analysts; and

o        security breaches.

         When the market price of a company's stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources from our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE EXPOSURE

         We are exposed to market risk related to fluctuations in foreign currency exchange rates. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to sales of our products in Europe and other foreign markets and the fact that most of our employees work in Canada and are paid in Canadian dollars. Although we transact business in various foreign countries, settlement amounts are usually based on the U.S. dollar or New Israeli Shekels. Transaction gains or losses resulting from sales revenues have not been significant in the past and we are not engaged in any hedging activity on New Israeli Shekels or other currencies. Based on our revenues derived from markets other than the United States for the year ended December 31, 2001, a hypothetical 10% adverse change in New Israeli Shekels or the Canadian dollar against the U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results in operations or cash flows.

         Notwithstanding the foregoing, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse on our business, financial condition and results of operations. For example, foreign currency exchange rate fluctuations may affect international demand for our products. In addition, interest rate fluctuations may affect our customers' buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Paradigm Advanced Technologies, Inc.
(A Development Stage Enterprise)

         We have audited the accompanying consolidated balance sheets of Paradigm Advanced Technologies, Inc. (incorporated in Delaware) as at December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Paradigm Advanced Technologies, Inc. as of December 31, 1999, were audited by other auditors whose report dated April 11, 2000, expressed an unqualified opinion on those statements before restatement, accompanied by an explanatory paragraph on the ability of the company to continue as a going concern. We have also audited the adjustments described in note 21 that were applied to restate the 1999 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

         We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradigm Advanced Technologies, Inc. as at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2001 and 2000 in accordance with generally accepted accounting principles in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses for the past three years and continues to have negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario
March 1, 2002

                                              /s/ Schwartz Levitsky Feldman LLP
                                              Chartered Accountants

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                  AS AT DECEMBER 31, 2001 AND DECEMBER 31, 2000
                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                    (AUDITED)

                                                                                  AT DECEMBER 31,
                                                                      -----------------------------------------
                                                                            2001                     2000
                                                                      -----------------          --------------
            ASSETS

   CURRENT ASSETS

   Cash and cash equivalents                                                  $234,979              $1,453,858
   Account and miscellaneous receivables                                       943,640                  85,321
   Inventory                                                                   282,327                  91,296
   Prepaids and deposits                                                       213,558                 251,451
                                                                      -----------------          --------------

   TOTAL CURRENT ASSETS                                                      1,674,504               1,881,926

   CAPITAL ASSETS (note 4)                                                     468,559                 167,095

   INTELLECTUAL PROPERTY (note 5)                                           12,775,394              14,240,400

   INVESTMENTS (note 11)                                                       613,550                 613,550

   Deferred tax recoverable (note 17)                                            1,996                      --
                                                                      -----------------          --------------
                                                                           $15,534,003             $16,902,971
                                                                      =================          ==============


APPROVED ON BEHALF OF THE BOARD

/s/ Gordon Sharwood               Director
--------------------------------

/s/ Eduardo Guendelman            Director
--------------------------------

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                  AS AT DECEMBER 31, 2001 AND DECEMBER 31, 2000
                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                    (AUDITED)

                                                                                  AT DECEMBER 31,
                                                                      ----------------------------------------
                                                                           2001                      2000
                                                                      --------------            --------------

            LIABILITIES

   CURRENT LIABILITIES

   Accounts payable and accrued liabilities (note 6)                      $4,021,509                 1,741,015
   Loans payable (note 7)                                                    150,500                   671,653
                                                                      --------------            --------------
                                                                           4,172,009                 2,412,668
                                                                      --------------            --------------
   Promissory Note Payable (note 8)                                        1,360,000                        --
                                                                      --------------            --------------
   Total Liabilities                                                       5,532,009                 2,412,668
                                                                      --------------            --------------

            STOCKHOLDERS' EQUITY

   CAPITAL STOCK (note 10)

   Share Capital (note 10)

   Authorized: 250,000,000 (100,000,000 at December 31, 2000)
   Common Stock, $0.0001 par value

        Issued and outstanding stock

                                127,751,410 as of December 31, 2001           12,775                        --
                                 77,973,829 as of December 31, 2000               --                     7,797

        Additional paid-in capital                                        83,110,567                66,316,298
        Cumulative other comprehensive income (note 14)                      262,993                    15,461

   DEFICIT                                                               (73,384,341)              (51,849,253)
                                                                      --------------            --------------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                10,001,994                14,490,303
                                                                      --------------            --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $15,534,003               $16,902,971
                                                                      ==============            ==============


The accompanying notes are an integral part of these consolidated financial statements.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                   (AUDITED)

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                              CUMULATIVE
                                            SINCE INCEPTION            2001                2000               1999
                                                                                                          Restated
                                                                                                        (see note 21)


REVENUE

Sales                                            $2,493,510          $2,346,506            $20,382                $--
Royalties                                            25,000                  --             25,000                 --
                                            ----------------    ----------------    ---------------     --------------
                                                  2,518,510           2,346,506             45,382                 --

COST OF GOODS SOLD                                1,776,020           1,336,164             38,035                 --
                                            ----------------    ----------------    ---------------     --------------

GROSS MARGIN                                        742,490           1,010,342              7,347                 --
                                            ----------------    ----------------    ---------------     --------------

OPERATING EXPENSES

Research and development (note 13)               22,131,989           6,494,751         15,510,609             11,820
Selling, general and administration              45,813,852          13,195,024         28,904,722            408,124
Depreciation and Amortization                     2,349,116           1,599,330            728,449              3,351
Interest                                          2,884,610           1,239,061          1,014,917            450,476
Write-off of investment in subsidiary               930,000                  --                 --                 --
                                            ----------------    ----------------    ---------------     --------------
                                                 74,109,567          22,528,166         46,158,697            873,771

LOSS BEFORE INCOME TAXES                        (73,367,077)        (21,517,824)       (46,151,350)          (873,771)

Income taxes (note 17)                               17,264              17,264                 --                 --
                                            ----------------    ----------------    ---------------     --------------

NET LOSS                                        (73,384,341)        (21,535,088)       (46,151,350)          (873,771)
                                            ================    ================    ===============     ==============

Loss per share                                                            (0.22)             (0.83)             (0.03)
                                                                ================    ===============     ==============

Average common shares outstanding during
year                                                                 97,927,538         55,912,532         29,797,183


The accompanying notes are an integral part of these consolidated financial statements.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                    (AUDITED)

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                               CUMULATIVE
                                                             SINCE INCEPTION         2001           2000            1999
                                                             ---------------   ------------    ------------   -------------
                                                                                                              Restated (see
                                                                                                                  note 21)
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                                          $(73,384,341)   $(21,535,088)   $(46,151,350)   $   (873,771)
  Items not requiring an outlay of cash
     Amortization of capital assets                               2,349,117       1,599,331         728,449           3,351
     Research and development included in acquisition            18,816,666       4,940,000      13,876,666              --
     Options issued to consultants                               30,458,318       5,856,156      24,406,254              --
     Options issued to employees with strike price below
       market price                                               2,064,183         309,533       1,754,650              --
     Common stock and options issued in payment of expenses       2,550,918       2,370,340         180,578              --
     Warrants issued                                                680,000         680,000              --              --
     Conversion feature on settlement of loans                      351,520              --         351,520              --
     Fair value of cashless warrants granted                        393,966              --         393,966              --
     Amortization of conversion feature on debentures               792,858          19,000          45,000         135,593
     Patent license fee                                              29,000              --          29,000              --
     Common stock issued on acquisition of patent license            19,500              --          19,500              --
     Exercise of stock options and warrants                         (22,337)             --         (22,337)             --
     Increase in warrants regarding prior period adjustments        160,541              --          57,000          77,355
     Write-off of investment in subsidiary                          930,000              --              --              --
     Patent license write-off                                       129,393              --         129,393              --
     Capital assets written off                                      31,059              --              --              --
     Net changes in non-cash working capital items related
       to operations
     Miscellaneous receivables                                     (873,104)       (787,127)        (79,657)         (5,019)
     Deferred taxes recoverable                                      (2,087)         (2,087)             --              --
     Prepaids and deposits                                         (709,213)       (302,353)         (2,941)        169,307
     Accounts payable                                             4,284,008       2,535,767         979,732         308,100
     Inventory                                                     (295,787)       (203,611)        (92,176)             --
                                                               ------------    ------------    ------------    ------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                        (11,245,822)     (4,520,139)     (3,396,753)       (185,084)
                                                               ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Loans payable                                                   1,295,004        (232,500)        975,000         161,189
  Proceeds of common stock issuance                              11,334,743       3,508,080       4,061,045          10,000
                                                               ------------    ------------    ------------    ------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                         12,629,747       3,275,580       5,036,045         171,189
                                                               ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of capital assets                                    (536,532)       (298,931)       (178,474)          1,104
  Acquisition of intellectual property                              (30,937)             --         (30,937)             --
  Acquisition of equity investment                                  (16,050)             --         (16,050)             --
  Acquisition of subsidiary                                        (930,000)             --              --              --
                                                               ------------    ------------    ------------    ------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                       $ (1,513,519)   $   (298,931)   $   (225,461)   $      1,104
                                                               ------------    ------------    ------------    ------------


                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------------------
                                                                 CUMULATIVE
                                                               SINCE INCEPTION        2001              2000             1999
                                                               ---------------   ----------------  ----------------  ---------------
                                                                                                                      Restated (see
                                                                                                                        note 21)

  Effect of foreign currency exchange rate changes                    $364,573     $   324,611        $   39,962           $     --
                                                               ---------------   -------------     -------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
   FOR THE PERIOD                                                      234,979      (1,218,879)        1,453,793            (12,791)
                                                               ---------------

     Cash and cash equivalents - beginning of period                                 1,453,858                65             12,856
                                                                                 -------------     -------------     --------------

CASH AND CASH EQUIVALENTS - End of Period                              234,979         234,979         1,453,858                 65

     Cash and Cash equivalents are comprised as follows:
       Cash                                                                            234,979           463,568                 65
       Short-term investments                                                               --           990,290                 --
                                                                                 -------------     -------------     --------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                234,979         1,453,858                 65
                                                                                 =============     =============     ==============

INCOME TAXES PAID                                                                           --                --                 --
                                                                                 =============     =============     ==============

INTEREST PAID                                                                               --                --                 --
                                                                                 =============     =============     ==============


Note: See note 14 for supplemental information.
The accompanying notes are an integral part of these consolidated financial statements.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                    (AUDITED)

                                                                                                       CUMULATIVE OTHER
                                                                      ADDITIONAL                        COMPREHENSIVE
                                           SHARES        AMOUNT     PAID IN CAPITAL      DEFICIT             GAIN
                                      -------------     --------    ---------------   -----------      ----------------


Balance at December 31, 1999             29,996,662       $3,000      $  4,790,925    $ (5,697,903)          $     --
Foreign currency transactions                    --           --                --              --             15,461
Loss for the period                              --           --                --     (46,151,350)                --
Exercise of stock options and
warrants                                 15,419,592        1,542         2,423,617              --                 --
Issued for cash                           3,961,090          396         1,235,490              --                 --
Debentures redeemed                       8,141,250          814           442,511              --                 --
Issued on acquisition of PowerLOC         3,650,000          365        13,876,301              --                 --
Issued on acquisition of patent
license                                     100,000           10            48,490              --                 --
Issued for other consideration            2,305,235          230           180,353              --
Patent acquisition                        8,700,000          870        19,782,630              --
Issued for WorldLink USA L.L.P.           3,700,000          370           429,130              --
Loan converted to stock                   2,000,000          200           499,800              --
Options issued to consultants                    --           --        24,383,917              --
Options issued for patent rights                 --           --         4,350,000              --                 --
Options issued to employees                      --           --         1,754,650              --                 --
Subscriptions receivable                         --           --        (9,240,000)             --                 --
Conversion feature on loan and
debentures                                       --           --           396,518              --                 --
Fair value of warrants exercised                 --           --           393,966              --                 --
Common stock payable                             --           --           568,000              --                 --

Balance at December 31,2000              77,973,829        7,797        66,316,298     (51,849,253)            15,461

Foreign currency transactions                    --           --                --              --            247,532
Loss for the period                              --           --                --     (21,535,088)                --
Exercise of stock options and
warrants                                  5,981,819          598            91,902              --                 --
Issued for cash                          18,839,457        1,884         3,458,093              --                 --
Subscriptions receivable                         --           --                --              --                 --
Issued on acquisition of NaftEL
assets                                    3,000,000          300         4,999,700              --                 --
Issued for WorldLink Acquisition          4,800,000          480              (480)             --                 --
Exchangeable Shares issued re:
PowerLOC acquisition                      1,248,750          125              (125)             --                 --
Warrant feature on debentures                    --           --           680,000              --                 --
Conversion Feature on Debentures                 --           --            19,000              --                 --
Options and Warrants to
Employees and Consultants                        --           --         6,165,689              --                 --


                                                                                                            CUMULATIVE OTHER
                                                                       ADDITIONAL PAID                       COMPREHENSIVE
                                           SHARES        AMOUNT          IN CAPITAL         DEFICIT              GAIN
                                         ----------     --------      ----------------   ------------     ------------------
Issued in payment of expenses            11,391,462        1,139         2,368,596              --                 --
Promissory note re: PowerLOC
purchase                                         --           --        (1,360,000)             --                 --
Loan converted to stock                   2,484,887          249           144,986              --                 --
Issued for other consideration            2,031,206          203           226,908              --                 --

Balance at December 31, 2001            127,751,410      $12,775       $83,110,567        $(73,384,341)      $262,993

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)
                                    (AUDITED)

1.       BUSINESS OVERVIEW

         Paradigm Advanced Technologies, Inc. (the "Company") is a technology development company incorporated in Delaware on January 12, 1996. Our Company designs, develops, manufactures and markets software and hardware using state of the art technologies that allows for real time delivery of information regarding the location of a person or an asset for the purposes of tracking the person or asset or assisting them in navigation. As such, we provide enabling technologies used to provide supply location-based services; primarily in the areas of tracking, security, navigation, communications and information devices and software, most of which are enabled by Global Positioning System (GPS) technology.

         We design, develop, manufacture and market a diverse family of products that use GPS for the purposes of tracking, security, navigation, communications and general information purposes. Each of our location based products utilizes our proprietary combined circuit and receiver designed to collect, calculate and display and communicate a person's or asset's location, direction, speed and other information in a variety of formats depending upon the specific consumer requirements.

         We offer a number of tracking, security, navigation, communications and information products, including servers capable of tracking large numbers of assets, tracking and security based software, a variety of devices that are installed on the assets and communicate information as to the geographical location of the asset, handheld navigation devices and navigation software that provides the user with street maps and points of interest.

         Our products are sold internationally through a network of master distributors serving wholesalers, retailers and dealers as well as through original equipment manufacturers for the navigation products and software. The demand for our products and our sales continue to grow as we develop greater brand and product recognition.

         In addition, our intellectual property assets include patents, copyrighted materials, trademarks and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. Our primary intellectual property asset is a patent that covers the process of combining GPS locating technology and the transmission of the geographic location of objects or people using cellular telephone technology to a remote unit which allows for the identification of their location by a base station which may be, for example, a response center or any computer that is capable of displaying the location of the remote unit. In addition, we own a variety of other patents that relate to navigation-based applications and are in the process of patenting the proprietary compression technology that is used in our Destinator navigation based product. Included in this portfolio are: map compression and optimization algorithms, routing and maneuvering algorithms, map attachment algorithms as well as multi-user on-board vehicle display systems.

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

         b)       Principles of Consolidation

         The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Consolidation commenced with the effective dates of the acquisition of the operations of the wholly owned subsidiaries and these consolidated financial statements include the financial results of the wholly owned subsidiaries to December 31, 2001.

         c)       Cash and Cash Equivalents

         Cash and cash equivalents consist of cash balances with banks and short-term investments with maturities of less than three months.

         d)       Capital assets

         Capital Assets are recorded at cost less accumulated depreciation. Depreciation is provided using the following annual rates:

         Furniture and Fixture        20% - declining balance method
         Computer Equipment           30% - declining balance method
         Computer software            50% - straight-line method
         Leasehold improvements       over the initial term of the lease

         e)       Intellectual Property

         Intellectual property is recorded at cost less accumulated amortization. Amortization is provided over their estimated useful lives. Patent Rights are amortized over 10 years using the straight-line method. It is the Company's policy to assess periodically the carrying amount of the intellectual property to determine if there has been an impairment to their carrying value. Impairments of intellectual property are determined in accordance with Statement of Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No.121")

         f)       Investments

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

         h)       Foreign Currency Translation

         Wholly owned subsidiaries of the Company maintain their books and records in Canadian dollars and New Israeli Shekels. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

         The translation of the consolidated financial statements of these wholly owned subsidiaries from their functional currencies into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the foreign amounts could have been or could be realized at the conversion rates. Adjustments resulting from the translation are included in cumulative other comprehensive income in stockholders' equity.

         i)       Loss per Share

         The Company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic and diluted earnings or loss per share. The Company has potentially dilutive shares, but, because the Company has a loss, the potentially dilutive shares are deemed anti-dilutive and only the basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

         j)       Income taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, " Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the future tax consequences of events that have been include in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

                                                                             FOR YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                           2001                      2000
                                                                        ----------               -----------
                  Net loss applicable to common shares:
                           Reported                                    (21,535,088)              (46,151,350)
                           Pro-forma                                   (25,203,482)              (60,803,431)

                  Basic loss per common share:
                           Reported                                          (0.22)                    (0.83)
                           Pro-forma                                         (0.26)                    (1.09)


         l)       Research and Development

         Research and development costs, other than capital expenditures, but including acquired research and development costs, are charged against income in the period incurred.

         m)       Revenue recognition

         Revenues from the sale of products, and licenses for the rights to use and sell those products, are recognized upon shipment of the goods and the passage of title to the customer and where collection is reasonably assured.

         Software revenue is recognized upon delivery and acceptance by the customer and in accordance with Statement of Position Number 97-2 (SOP 97-2).

         Patent royalty fees are recognized as income over the term of the applicable licenses.

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

         r)       Concentration of Credit Risks

         The Company's receivables are unsecured and are generally due in 30 days. The

         Company's customers are primarily purchasers of navigation and location devices. As of December 31, 2001, two major customers combined comprised 36% of the company's revenues. The combined receivables balance for these 2 customers is $447,088. As revenues and the number of customers increase, the risk from concentration of credit will likely decrease.

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

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001and no longer permits the use of the pooling-of-interests method. SFAS No. 142 requires that amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We adopted SFAS No. 141 and SFAS No. 142. We do not expect our adoption of SFAS No. 141 or SFAS No. 142 to have a material impact on our financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligation" (SFAS No. 143). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period for which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial position will be evaluated.

         On October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

3.       GOING CONCERN

         The Company is in the initial stages of developing its market, has been selling products and service since March of 2001, and has not yet achieved profitability. The Company has incurred losses since its incorporation in 1996 and has a working capital deficiency of $2,497,505 at December 31, 2001. The Company has funded its operations to date through the issuance of shares and debt.

         The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period from January 1, 2001 to December 31, 2001, the Company raised approximately $3,500,000 through the exercising of stock options and warrants and through the issuance of common shares for cash. As the sale of the Company's products increases, the resulting positive cash flow will contribute to the financing of the business.

4.       CAPITAL ASSETS

                                                              DECEMBER 31,           DECEMBER 31,
                                                                 2001                   2000
                                                          -----------------       ----------------
              Furniture, fixtures and computers                   $ 604,570               $199,639
              Less:  accumulated depreciation                      (136,011)               (32,544)
                                                          -----------------        ---------------
                                                                  $ 468,559               $167,095
                                                          ==================       ================


5.       INTELLECTUAL PROPERTY

                                                            DECEMBER 31,            DECEMBER 31,
                                                               2001                     2000
                                                          ----------------        ----------------
              Patent Rights                                     $14,954,437            $14,924,437
              Less:  accumulated amortization                    (2,179,043)              (684,037)
                                                          -----------------        ---------------
                                                                $12,775,394            $14,240,400
                                                          =================        ===============



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

         The vendor was also issued 4,200,000 common shares subject to an escrow agreement, which the Company has recorded as a subscription receivable. The vendor may, at any time after July 16, 2001, require the escrow agent to sell the shares, and remit to the Company from the proceeds at a price per share of $2.20, up to July 16, 2002, and that amount plus $0.20 per share per year, thereafter. As at December 31, 2001, the vendor has not required the escrow agent to sell any shares.

         On January 10, 2002, the Company and the vendor entered into an amending agreement whereby the terms with respect to the sale of shares by the escrow agent have been modified. Under the terms of the amending agreement, upon the sale of the shares by the escrow agent, the escrow agent will remit the first $18,748 to the vendor and then the Company and the vendor will split $791,000 based on a 25/75 split assuming a share price in excess of $0.21/share and a 15/85 split if the share prices is less than $0.21/share and following recovery of that amount it will remit to the Company from the proceeds at a price per share of $0.75/share to $1.59/share.

         The Company also issued 3,000,000 options for common shares for services rendered in acquiring the licensing rights to the patent. The fair value of the options granted was estimated at $4,350,000 on the date of grant using the Black-Scholes pricing model and the following assumptions:

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

         In February, 2001, as part of the acquisition of the assets of NaftEL (see note 11), the Company acquired six patents to which it allocated a value of $30,000.

6.       ACCOUNTS PAYABLE

         Accounts Payable and Accrued Liabilities are broken out as follows:

                                                                      DECEMBER               DECEMBER
                                                                      31, 2001               31, 2000
                                                                    --------------        ------------

                  Trade Payables                                          $752,990            $776,534
                  Accrued Liabilities                                    3,268,519             964,481
                                                                    --------------        ------------
                                                                        $4,021,509          $1,741,015
                                                                    ==============        ============

         The accrued liabilities outstanding include $2,359,754 of accrued charges stemming from commitments before December 31, 2001 to issue shares at below fair market value after the year-end (note 9).

         The accrued liabilities outstanding also include a loan for $225,000 that was converted to shares delivered in the first quarter of 2002.

7.       LOANS PAYABLE

         Loans payable are payable on demand, secured by a pledge over all the assets of the Company and bear interest at a rate of prime plus 4%. Accounts payable and accrued liabilities at December 31, 2001 includes $116,938 of interest accrued on these loans.

         The terms of repayment for the loan to a Corporation that is related to David Ghermezian, a director of the Company, is:

         $250,000 on January 31, 2001; and
         225,000 plus accrued interest, on July 31, 2001

         This loan was repaid partly in cash and partly by the commitment to issue common stock during the year ended December 31, 2001. (See note 6 and note 9.)

                                                                     2001                     2000
                                                                    -------                 -------

           Total loans payable                                      150,500                 671,653
           Loan owing to a corporation owned by a Director                0                 475,000


8.       PROMISSORY NOTE PAYABLE

         In connection with the acquisition of PowerLOC Technologies (see note
         11), on August 20, 2001 the Company issued a promissory note to the original shareholders of PowerLOC for $1,360,000. Under the terms of the original agreement, the Company agreed to provide two of the three original PowerLOC shareholders (Eduardo Guendelman and Watson & Associates International Corp, which is also a consultant to the Company) with 3.65 million common shares of the Company as well as warrants and options in exchange for the PowerLOC acquisition. With respect to the shares issued, 25% of the shares vested at the end of each quarter following the closing of the transaction. The third original shareholder elected to accept common shares of a division of the Company convertible into common shares of the Company as the entire compensation for his role in PowerLOC transaction. Under the terms of the original agreement, if the vested shares were not free trading, or capable of becoming free trading, and/or their total value was less than $500,000 in each quarter ($2.0 million in total), the Company was obligated to "top-up" the shares by making a cash payment to those PowerLOC shareholders. The Company's obligation with respect to ensuring that the

         PowerLOC shareholders received $2,000,000 compensation was to be provided within the first year anniversary on a quarter-by-quarter basis. The amount of $640,000 was advanced to the two PowerLOC shareholders mentioned above in $320,000 increments on June 20, 2000 and November 29, 2000. On August 20, 2001, the Company and these two PowerLOC shareholders executed a document ("the indebtedness letter") in which the shareholders agreed to formally postpone the payment of the indebtedness of the $1,360,000 (which is the balance between the $2 million less the amount of the initial advances) for an additional period of time. Pursuant to the provisions of the indebtedness letter, upon receipt of the cash, the two PowerLOC shareholders undertook to return the proportionate share of the common shares originally issued to them in exchange for the cash paid. In addition, the Company agreed to provide those two PowerLOC shareholders with a 2-year promissory note commencing August 20, 2001, interest free and secured by a pledge over all the assets of the Company. Of the $1,360,000 still owed to these shareholders, $85,000 is owed to an officer and director of the Company and the balance to Watson.

         The Company issued 1,200,000 warrants to a PowerLOC shareholder at a strike price of $0.05 for postponement of the monies owing in respect of the PowerLOC transaction.

9.       RELATED PARTY TRANSACTIONS

         In February 2001, 2,000,000 restricted shares were issued through the conversion of a promissory note of $47,867 from David Kerzner a former officer and director of the Company, resulting in a charge to the income statement of approximately $18,000.

         On August 2, 2001 600,000 restricted shares were issued to Eduardo Guendelman at below fair market value in settlement of consulting fees valued at $90,000, resulting in an additional charge to the income statement of $23,100.

         The Company issued 1,200,000 options to Eduardo Guendelman at a strike price of $0.05 for consulting fees and postponement of the debt monies owing in respect of the PowerLOC transaction, resulting in an additional charge to the income statement of $204,000.

         On August 25, 2001, Eduardo Guendelman entered into a private placement transaction to acquire 1,031,031 restricted shares and 2,062,062 warrants for consideration of $113,413.

         On August 25, 2001, David Kerzner entered into a private placement transaction to acquire 1,241,157 restricted shares and 2,482,314 warrants for consideration of $136,587.

         All of the above warrants issued to Eduardo Guendelman and David Kerzner for each of the August 25, 2001 private placements have an exercise price of $ 0.15 and expire on August 29, 2004, resulting in a charge to the income statement of $227,219.

         On September 21, 2001 10,000,000 options were issued to Eduardo Guendelman at an exercise price of $ 0.05. In addition, 10,000,000 options at a strike price of $0.66 owned by Eduardo Guendelman were cancelled and 5,000,000 options were issued at a strike price of $ 0.05, resulting in a charge to the income statement of $1,740,000. The options vested immediately. The Board of Directors agreed to issue the new options in recognition of the Mr. Guendelman's contribution to the Company, his participation in the development of future products and revenues, postponement of payment of the indebtedness with respect to the sale of the PowerLOC shares to the Company, his assistance in the acquisition of the NaftEL assets, assistance in the formation of the Company's Israeli based research and development company, GPSoft Ltd., postponement of payment of part of his quarterly bonuses and other strategic assistance to the Company. The options were issued to Eduardo Guendelman and to members of his family including a family trust. The options expire 3 years from vesting date.

         On September 21, 2001, 4,000,000 options at a strike price of $0.40 were issued to David Kerzner. Of these, 1,000,000 options vest every 3 months and have an expiry date of 3 years. This did not result in any charge to the income statement.

         On September 24, 2001, 2,640,670 restricted shares were committed to be issued as a result of the conversion by a company (which is related to David Ghermezian) of a loan of $225,000 (December 31, 2000 - $475,000) plus accrued interest of $66,833 based on a price of $0.11 per share (note 6 and note 7). In addition, 5,281,340 warrants were issued at an exercise price of $0.15 that are convertible into common shares at any time prior to September 24, 2004.

         During the year, the Company cancelled 20,000,000 options at prices ranging from $1.75 to $4.00 held by a company related to David Ghermezian. Six million warrants were reissued at a strike price of $0.40. These warrants expire October 2004.

         The fair value of the options and warrants granted or re-priced were estimated at $1,743,000 on the date of grant or re-pricing, using the Black-Scholes pricing model using the following assumptions

                     Risk-free interest rate                              3.0%-4.6%
                     Dividend yield                                       0%
                     Expected life                                        3-5 years
                     Stock price volatility                               100%


         On October 20, 2001, the Company agreed to issue 2,000,000 restricted shares to Ron Yekutiel, a Paradigm Vice President and General Manager of the Company's GPSoft subsidiary and the Destinator Division, worth a total of $442,000, and 1,000,000 restricted shares to Shay David, the Manager of Business Development of the Company's Destinator Division, worth a total of $221,000. The Board of Directors agreed to issue these shares in recognition of their contributions to GPSoft Ltd., their experience in navigation technologies, their assistance in the acquisition of the NaftEL assets, their participation in the development of future Destinator products and revenues their three year commitment to the Destinator division. Ron Yekutiel is the nephew of Eduardo Guendelman. Fifty percent of these amounts were charged to the income statement in 2001.

         During the year, the Company committed to issue 150,000 restricted common shares to Gordon Sharwood and also issued 400,000 options to him. These options vested quarterly commencing January 1, 2002, and were issued at a strike price of $0.16, expiring in 3 years. The options resulted in a charge to the income statement of $36,000 in 2001.

         Any restricted shares issued by the Company may not be sold on the public market until a registration statement that has been filed with the Securities and Exchange Commission with respect to these shares has become effective or pursuant to Rule 144. For the financial impact of the cost of the issuance of restricted shares, the Company assumes a 35% discount from Fair Market Value on the date of issuance.

10.      CAPITAL STOCK

         On July 5, 2001, the shareholders approved an increase in the authorized capital stock from 100,000,000 shares of Common Stock to 250,000,000 shares of Common Stock.

         The Company has entered into a $10,750,000 equity financing facility with an investment group. Under the terms of this facility $750,000 was invested in the third quarter, through the issue of restricted shares, while the remaining $10,000,000 equity financing facility is at the option of the Company and is conditional on the effectiveness of a registration statement that the Company will file with the Securities and Exchange Commission. The equity financing facility will allow the Company to sell, at its discretion, up to $10 million worth of common shares of Paradigm's stock to the investor group until August 20, 2003. The Company was obligated to ensure that the registration statement was effective by February 20, 2002 or pay a penalty of $75,000 to the investment group. The Company has not yet filed an effective registration statement and is, therefore, obligated to pay the amount of the penalty to the investment group.

         The following table summarizes activity under the Company's stock option plan:


                                                                  NUMBER OF                        WEIGHTED AVERAGE
                                                                   OPTIONS       PRICE PER SHARE    EXERCISE PRICE
                                                                 -----------     ---------------   ----------------

         Options outstanding, December 31, 1998                    9,803,201     $0.05 - $ 0.40          $0.06
         - Options granted                                        13,235,000     $0.01 - $ 0.08          $0.05

         Options outstanding, December 31, 1999                   23,038,201     $0.01 - $ 0.40          $0.06
         - Options granted                                        31,725,666     $0.05 - $12.50          $1.58
         - Options expired                                          (668,334)    $0.05 - $ 3.00          $0.87
         - Options exercised                                      (5,613,867)    $0.01 - $ 2.00          $0.06

         - Options outstanding, December 31, 2000                 48,481,666     $0.05 - $12.50          $1.04
         - Options granted                                        47,548,695     $0.05 - $ 4.00          $0.64
         - Options cancelled                                     (34,149,000)    $0.40 - $ 4.00          $1.64
         - Options expired                                        (4,021,666)    $0.25 - $ 4.00          $1.09
         - Options exercised                                      (6,350,000)    $0.05 - $ 0.08          $0.05

         Options outstanding, December 31, 2001                   51,509,695     $0.05 - $12.50          $0.40

         The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                 --------------------------------      -----------------------------
                                   WEIGHTED         AVERAGE          WEIGHTED                           WEIGHTED
           RANGES OF EXERCISE      NUMBER OF     REMAINING LIFE        AVERAGE         NUMBER OF         AVERAGE
                 PRICES             OPTIONS         IN YEARS       EXERCISE PRICE       OPTIONS       EXERCISE PRICE
           ------------------      -----------   --------------    --------------      ---------      --------------

            $0.05 - $ 0.36          41,039,028         2.5              $0.09          26,645,395         $0.07
            $0.40 - $ 1.03           7,555,667         2.4              $0.55           4,333,333         $0.63
            $1.16 - $ 2.50           1,025,000         3.6              $1.38             975,000         $1.35
            $3.50 - $12.50           1,440,000         2.7              $7.90             840,000         $5.68
                                     ---------         ---              -----             -------         -----
                                    51,059,695         2.6              $0.40          32,793,728         $0.32

         The following warrants were outstanding at December 31, 2001:

                  EXPIRY DATE                        PRICE RANGE                        NUMBER OF WARRANTS
                     2002                           $0.05 - $0.25                            7,259,000
                     2003                           $0.04 - $2.50                            8,978,667
                     2004                           $0.05 - $1.00                           27,764,800
                     2005                           $0.20 - $2.75                            5,548,334
                     2006                           $0.20 - $0.45                           10,900,000
                     2008                           $1.00 - $9.00                           10,000,000
                     2010                               $1.00                               12,500,000

         Total warrants outstanding                                                         82,950,801

         Employee Stock Option Plan

         The consolidated financial statements include a compensation charge of $84,312 for year ended December 31, 2001 (2000 - $1,754,650) resulting from employee stock options issued below market value at the grant dates.

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

         The company is in the process of filing a prospectus for its 2001 stock option plan. The 2001 stock option plan provides for the grant of incentive stock options for the purchase of the Company's shares of Common Stock to officers, directors, members of the advisory board, employees and consultants of the Company or any subsidiary corporation. The total number of shares that may be issued under the plan is 40,000,000. A committee, appointed by the board of directors, administers the plan. The committee sets the price at which the option is granted, the dates on which it shall be exercisable and the expiration date. The 2001 stock option plan has been approved in principle by the Board of Directors and should be filed shortly. It is subject to ratification by the shareholders of the Company.

         Consultants' Stock, Options and Warrants

         The Company issued 2,580,000 shares of common stock to Watson, a consulting company at a price of $0.15 per share for payment of commissions due in the amount of $486,330 for consulting services relating to mobile unit design and production, tracking software application design and development, strategic marketing advice including market research and financial services including locating potential customers and investors for the Company in specific regions. The Company also entered into an agreement with Watson to issue 300,000 common shares per month for 2001 as additional consulting fees in the amount of $1,194,267 relating to the above services. In addition, the Company issued to Watson 5,160,000 warrants at a strike price of $0.42 per share of common stock for these services. Subsequent to the end of the quarter, these warrants were re-priced to a strike price of $0.05 per share for their contribution. The Black-Scholes valuation of these warrants is $1,341,600. Watson and Associates is a corporate entity controlled by a cousin to an officer and director of the Company.

         In addition the Company issued 5,516,667 warrants to a number of consultants at market price on the day of issue. The fair value of these options was estimated using the Black-Scholes model with the following weighted average assumptions.

                     Risk-free interest rate                              4.10%
                     Dividend yield                                       0%
                     Expected life                                        4 years
                     Stock price volatility                               100%

         This resulted in a charge to the income statement of $1,278,556.

         In addition, the Company issued 610,000 shares of common stock to one of its former law firms at a price of $0.40 per share in payment of legal services rendered in the amount of $243,750.

         The above transactions were all non-related party transactions.

11.      BUSINESS ACQUISITIONS

         a)       NaftEL acquisition

         In February 2001 the Company entered into an asset purchase agreement to purchase all of the assets of an Israeli company, NaftEL Technologies Ltd. ("NaftEL"). NaftEL is engaged in the development, manufacturing and marketing of interactive navigational and fleet management devices, including, a map compression format, and owns certain intellectual property rights pertaining thereto. The Company will account for this acquisition using the purchase method. Consideration given was as follows:

         Issuance of 3,000,000 common shares @ $1.66                                         $5,000,000
         The purchase price has been allocated as follows:
         Capital assets                                                                          30,000
         Patents                                                                                 30,000
         Research and development expenses                                                    4,940,000
                                                                                   --------------------
                                                                                              5,000,000

         Included in the assets acquired was software and technology for the interactive navigational and fleet management devices, including a map compression format and intellectual property rights pertaining thereto. These development costs were allocated to research and development expenses in terms of FAS 2 (Accounting for Research and Development Costs).

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

         b)       PowerLOC acquisition

         On March 29, 2000, the Company completed the acquisition of 100% of Power Point Micro Systems Inc. and PowerLOC Technologies Inc., a Bahamas company ("PowerLOC"). The acquisition has been accounted for using the purchase method. PowerLOC Technologies Inc. is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Power Point Micro Systems Inc. is an international telecommunications consulting firm specializing in wireless and wireline products, voice and data systems integration. Consideration was as follows:

           Cash                                                                                             $300,000
           Issuance of 3,650,000 common shares @ market value of $1.72                                     6,278,000
           Issuance of 1,350,000 exchangeable shares @ market value of $1.72                               2,322,000
           Issuance of 4,166,666 options for common shares @ market value of $1.42                         5,916,666
           Costs incurred                                                                                     29,731

                                                                                                         $14,846,397

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

         Under the terms of the original agreement, the Company agreed to provide the original PowerLOC shareholders (comprising Eduardo Guendelman and Watson & Associates International Corp.) with common shares of the Company at the end of each quarter following the closing of the transaction. In the event that the value of the shares provided was less than $500,000, the Company was obligated to "top-up" the shares by making a cash payment to those PowerLOC shareholders. The third party (Harry Zarek in trust) elected to accept common shares of the Company as the entire compensation for his role in PowerLOC transaction. The amount of $640,000 was advanced to the Eduardo Guendelman and Watson & Associates. Originally the $640,000 was paid as an advance and treated as a reduction in capital. The repayment of this loan was to be contingent upon future share price fluctuations of the value of the 3,650,000 common shares issued as above.

         On August 20, 2001, the Company and Eduardo Guendelman and Watson & Associates agreed to clarify the terms of the original agreement by the Company agreeing that it was obligated to provide those PowerLOC shareholders with the balance of moneys not previously paid ($1.36 million) and the shareholders agreeing to return a portion of the shares previously issued to them. The Company agreed to provide those shareholders with a promissory note. The note has a 2 year term, (commencing August 20, 2001) is interest free and is secured by a pledge over all the assets of the Company. Of this loan, $85,000 was owing to Eduardo Guendelman and the balance to Watson & Associates. Watson & Associates is a Bahamas corporation that is owned and controlled by Lily Berlin, a cousin of Eduardo Guendelman.

         c)       WorldLink acquisition

         The Company entered into an agreement ("the Agreement") with Pangea Petroleum Corporation ("Pangea") to form a strategic alliance. The primary activity of the joint venture will be to seek out companies with technologies in which WorldLink can make appropriate investments. As part of the Agreement, the Company and Pangea agreed as follows:

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

         The acquisition has been accounted for using the purchase method. The assets of WorldLink acquired and the consideration given by the Company are summarized as follows:

         a) Assets acquired (50% interest):
              Equipment                                                           $1,000
              Investments                                                        612,550
                                                                             ------------
                                                                                $613,550

         b) Consideration given:
              8,500,000  common shares                                          $297,500
              12,500,000  warrants                                               300,000
              Costs incurred                                                      16,050
                                                                             ------------
                                                                                $613,550

         The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

         Risk-free interest rate                                         6.6%
         Dividend yield                                                  0%
         Expected life                                                   10 years
         Stock price volatility                                          100%

12.      LEGAL PROCEEDINGS

         Legal proceedings have been threatened against the Company by an individual claiming an entitlement to 400,000 shares for services rendered to the Company. Additionally, legal proceedings have been threatened against the company by an individual claiming an entitlement to 625,000 shares as a result of monies allegedly invested in the Company. The Company believes that these claims are without merit and intends to vigorously defend any lawsuits filed against the Company in connection with these claims. It is neither possible at this time to predict the outcome of any lawsuit, including whether the Company will be forced to issue shares, or to estimate the amount or range of potential loss, if any.

13.      GOVERNMENT ASSISTANCE

         Under an agreement with National Research Council Canada, Industrial Research Assistance Program, Precommercialization Assistance of $323,000 was received for research and development. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004, and is limited to a maximum of $467,000. If the full amount of the assistance is not repaid at January 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

         Under a second agreement, an additional $263,968 was approved. This contribution will also be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2005, and is limited to a maximum of $396,000. If the full amount of the assistance is not repaid at October 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

         No amounts have been accrued with regard to these projects as the conditions for repayment have not yet been met.

         Government assistance has been applied to reduce research and development expense as follows:

                                                          2001                     2000                  1999
                                                       ----------              ------------            --------

         Research and development                      $6,790,231               $15,594,713            $11,820
         Government assistance                           (295,480)                  (84,104)                 0
                                                        6,494,751                15,510,609             11,820


14.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Non-monetary transactions:

                                                                   FOR THE YEAR ENDED      FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2001       DECEMBER 31, 2000      DECEMBER 31, 1999
                                                                   ------------------      ------------------     ------------------

         Shares issued for acquisitions                                   5,000,000               8,600,000                     --
         Options and warrants issued for acquisitions                            --               5,916,666                     --
         Shares issued for redemption of
         convertible debentures                                              81,000                  86,325                     --
         Loan converted to stock                                            145,235                 500,000                     --
         Promissory Note issued                                          (1,360,000)                     --                     --
         Shares issued for other consideration                              146,111                      --                     --
         Shares issued for purchase of patent rights                             --              10,543,500                     --
         Options issued for purchase of  patent rights                           --               4,350,000                     --
         Shares issued for subscription
         receivable - patent rights                                              --               9,240,000                     --
         Subscription receivable - patent rights                                 --              (9,240,000)                    --
         Shares issued for purchase of
         investment in WorldLink USA, LLC                                        --                 297,500                     --
         Warrants issued for purchase of
         investment in WorldLink USA, LLC                                        --                 300,000                     --

15.      COMPREHENSIVE LOSS

                                              2001                          2000                       1999
                                         -------------                 -------------                ----------

         Net loss                        $(21,535,088)                 $(46,151,350)                $(873,771)
         Foreign currency
         translation adjustment               247,532                        15,461                        --

                                         $(21,287,556)                 $(46,135,889)                $(873,771)




         The components of cumulative other comprehensive income are as follows:

         Cumulative other comprehensive income - December 31, 1999                                                --
         Foreign currency translation adjustments for the year ended December 31, 2000                        15,461
         Cumulative other comprehensive income - December 31, 2000                                            15,461
         Foreign currency translation adjustments for the year ended December 31, 2001                       247,532
         Cumulative other comprehensive income - December 31, 2001                                           262,993


16.      COMMITMENTS

         The Company leases premises under an operating lease with a ten year term. In addition the Company's R & D affiliate in Israel rents space with a one year term that ends on May 31, 2002 and has a one year renewal option. Rent expense during the year ended December 31, 2001 was $211,442 (2000 - $50,375). Minimum lease commitments under the lease at December 31, 2001 were:

                        2002                                                    $104,596
                        2003                                                      84,932
                        2004                                                      84,932
                        2005                                                      84,932
                        2006                                                      95,227
                        Thereafter                                               384,874
                                                                         ----------------
                                                                                $839,493

         On June 14, 2001 the Company entered into a four-year license agreement for digital map data. The license fees are based on a variety of factors with a minimum annual fee of $500,000 per annum. Up to the end of December 31, 2001, $250,000 has been paid.

17.      INCOME TAXES

         The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                               December 31, 2001                   December 31, 2000
                                               -----------------                   -----------------

         Deferred tax assets:
         Operating loss carry-forwards             5,781,996                           2,822,000


         Valuation allowance                      (5,780,000)                         (2,822,000)


         Deferred tax assets                           1,996                                   0


         The Company has determined that realization is not more than likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

         The Company's statutory and effective tax rate is 34%.

         The Company has certain non-capital losses of $17,000,000 available, which can be applied against future taxable income and which expire between 2007 and 2021.

18.      SEGMENTED INFORMATION

         The Company operates two product segments; one is the sale of GPS based location technology, and the second is GPS based navigation technology. The Company also operates in three Geographic Areas. Revenue by Geographic Area is determined based on the customer's location. The Revenue by Geographic Area for the fiscal year ended 2001 is as follows:

                             North America          South America              Europe                  Total
                             -------------          -------------             --------              ----------

         Location             $1,053,893              $410,953                $      0              $1,464,846
         Navigation              308,128                     0                 573,423                 881,551

         Total                $1,362,021              $410,953                $573,423              $2,346,397


         The revenue for the fiscal year ended December 31, 2000 is all for Location Technology and can be broken down as follows:

         North America              $45,382

         The company's accounting records do not readily provide information on net loss by geographic area nor by product segment. Management is of the opinion that the proportion of net loss based principally on sales, presented below, would fairly present the results of operations by geographic area and by product segment for the period ended December 31, 2001. In the year ended December 31, 2000 all loss is attributable to North America.

                             North America          South America              Europe                  Total
                             -------------          -------------           -----------            -------------

         Location            $ (9,683,679)          $(3,731,737)            $         0            $(13,415,416)
         Navigation            (2,912,597)                    0              (5,207,075)             (8,119,672)

         Total               $(12,596,276)          $(3,731,737)            $(5,207,075)           $(21,535,088)

         There are no material total assets located outside of North America.

19.      SUBSEQUENT EVENTS

         There are no other subsequent events not already disclosed in other notes to the Consolidated Financial Statements.

20.      CREDIT FACILITIES

         In November 2001, the Company secured a $2.5 million purchase order and an accounts receivable financing facility for its PowerLOC division from Production Finance International, LLC of Spokane, Washington and KBK Financial, Inc. of Fort Worth, Texas. This combined financing facility has been set up in order to finance the fulfillment of the purchase orders received from its customers. As of December 31, 2001, there have been no drawdowns against this facility.

21.      ADJUSTMENTS

         During year ended December 31, 2000 the company made retroactive adjustments for the following:

                  a) Options granted to consultants in prior periods not previously recorded. The value of the options granted at that time had been determined using the Black-Scholes model with the following assumptions:

                  Risk-free interest rate                                5.0%
                  Dividend yield                                         0%
                  Expected life                                          3 to 5 years
                  Stock price volatility                                 170-180%



                  As a result of these adjustments, the following have been increased:

                                                                      YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                                             2001                2000               1999

                  Additional paid-in capital                  $0               $195,908           $195,908
                  Deficit                                                      (195,908)          (195,908)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10 with respect to the identification of our directors and executive officer is incorporated herein by reference to the material under the captions "Election of Directors" and "Compensation and Other Information Concerning Directors and Executive Officers" in our proxy statement for our 2002 annual stockholders meeting, which will be filed with the Commission before April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 with respect to executive compensation is incorporated by reference to the material under the caption "Compensation and Other Information Concerning Directors and Executive Officers" in our proxy statement for our 2002 annual stockholders meeting, which will be filed with the Commission before April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 with respect to security ownership of beneficial owners of more than 10% of our common stock and management is incorporated herein by reference to the material under the caption "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for our 2002 annual stockholders meeting, which will be filed with the Commission before April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption "Compensation and Other Information Concerning Directors and Executive Officers - Certain Relationships and Related Transactions" in our proxy statement for our 2002 annual stockholders meeting, which will be filed with the Commission before April 30, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         None.

REPORTS ON FORM 8-K

         None.

EXHIBITS

         3.1(i)*           Certificate of Incorporation of the Company

         3.1(ii)           Certificate of Amendment of the Certificate of Incorporation of the Company

         3.2*              By-laws of the Company

         10.1              Employment Agreement with Eduardo Guendelman, dated March 28, 2000

         10.2              Private Equity Line of Credit Agreement by and among certain Investors and the Company dated as of June 28, 2001

         10.3              Registration Rights Agreement by and among certain Investors and the Company dated as of June 28, 2001

         23.1              Consent of Schwartz Levitsky Feldman LLP


         ---------------------

         * Previously filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002                PARADIGM ADVANCED TECHNOLOGIES, INC.


                                    By:      /s/ Eduardo Guendelman
                                             -------------------------------
                                             Eduardo Guendelman
                                             President, Chief Executive Officer
                                             and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

SIGNATURE                                   TITLE                                              DATE

          /s/ Gordon Sharwood            Chairman of the Board of Directors                    April 1, 2002
----------------------------------------
            Gordon Sharwood

        /s/ Eduardo Guendelman           President, Chief Executive Officer                    April 1, 2002
---------------------------------------- (Principal Executive Officer) and Director
          Eduardo Guendelman

            /s/ David Ellis              Chief Financial Officer                               April 1, 2002
---------------------------------------- (Principal Financial and Accounting
              David Ellis                Officer)