Form 10-Q
period 2002-03-31
PARADIGM ADVANCED TECHNOLOGIES INC
filed 2002-05-13
CIK 1009781

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ___________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2002

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________________ to ____________________

                         Commission File Number: 028836

                      Paradigm Advanced Technologies, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                              33-0692466
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

       30 Leek Crescent, Suite 103, Richmond Hill, Ontario, CANADA L4B 4N4
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (905) 764-3701
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


          -----------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

As of May 8, 2002 the registrant had 153,000,871 shares of its common stock, par value $.0001 per share issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              As of March 31, 2001
                                   (unaudited)


                        (Amounts expressed in US Dollars)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets as of March 31, 2002
and December 31, 2001.......................................................  3

Condensed Consolidated Statements of Operations and
Comprehensive Income for the three months ended March 31,
2002 and 2001...............................................................  5

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2002 and December 31, 2001.....................  6

Condensed Consolidated Statements of Stockholders' Equity
for the three months ended March 31, 2002 and years ended
December 31, 2001 and 2000..................................................  8

Notes to Condensed Consolidated Financial Statements........................ 10



Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................ 26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 29

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................... 30

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 30

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2002 AND DECEMBER 31, 2001

                                                    March 31,        December 31,
                                                      2002              2001
                                                   -----------      ------------
                                                   (unaudited)        (audited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   310,844       $   234,979
  Accounts receivable                                1,101,935           943,640
  Inventory                                            370,984           282,327
  Prepaid expenses and deposits                        452,593           213,558
                                                   -----------       -----------
TOTAL CURRENT ASSETS                                 2,236,356         1,674,504
                                                   -----------       -----------

DEFERRED TAX (note 16)                                   1,849             1,996

CAPITAL ASSETS (note 4)                                448,271           468,559

INTELLECTUAL PROPERTY (note 5)                      12,401,573        12,775,394

INVESTMENTS (note 10)                                  363,550           613,550
                                                   -----------       -----------
TOTAL ASSETS                                       $15,451,599       $15,534,003
                                                   ===========       ===========

            See Notes to Condensed Consolidated Financial Statements.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2002 AND DECEMBER 31, 2001

                                                      March 31,     December 31,
                                                        2002            2001
                                                    ------------    ------------
                                                     (unaudited)      (audited)
                                   LIABILITIES
CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  2,310,240    $  4,021,509
  Loans payable (note 6)                                 150,500         150,500
  Income taxes payable                                    31,323              --
                                                    ------------    ------------
                                                       2,492,063       4,172,009
                                                    ------------    ------------
LONG TERM LIABILITIES
  Promissory Note Payable (note 7)                     1,360,000       1,360,000
                                                    ------------    ------------
TOTAL LIABILITIES                                      3,852,063       5,532,009
                                                    ------------    ------------

                              SHAREHOLDERS' EQUITY
CAPITAL STOCK (note 9)

Share Capital                                             14,965          12,775
  Authorized
    250,000,000 shares of Common Stock at $0.0001
    par value
  Issued and outstanding stock
   149,648,900 shares as of March 31, 2002
      127,751,410 shares as of December 31, 2001
  Additional paid-in capital                          87,162,372      83,110,567
  Cumulative other comprehensive income (note 14)        266,127         262,993

DEFICIT                                              (75,843,928)    (73,384,341)
                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                            11,599,536      10,001,994
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 15,451,599    $ 15,534,003
                                                    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME

                                                  For the three months ended
                                                          March 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
                                                 (unaudited)        (unaudited)
REVENUE
   Sales and royalties                          $  1,433,244       $     60,705

COST OF SALES                                        709,180             35,199
                                                ------------       ------------
GROSS MARGIN                                         724,064             25,506

OPERATING EXPENSES
   Research and development                          270,695          4,828,391
   Selling, general and administration             2,236,596          1,154,019
   Interest                                           11,489            815,667
   Amortization                                      407,034            390,815
   Write-off of investment in subsidiary             250,000
                                                ------------       ------------
TOTAL OPERATING EXPENSES                           3,175,814          7,188,892

LOSS BEFORE INCOME TAXES                          (2,451,750)        (7,163,386)

Income tax provision                                   7,837                 --
                                                ------------       ------------

Net loss for the period                           (2,459,587)        (7,163,386)
                                                ============       ============

Loss per share                                         (0.02)             (0.09)
                                                ============       ============
Weighted average common share
outstanding during period                        147,981,996         81,845,218

            See Notes to Condensed Consolidated Financial Statements

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     AS AT MARCH 31, 2002 AND MARCH 31, 2001

                                                For the three     For the three
                                                 months ended      months ended
                                                March 31, 2002    March 31, 2001
                                                --------------    --------------
                                                  (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                             (2,459,587)       (7,163,386)
  Items not requiring an outlay of cash
    Amortization of capital assets                   407,036           390,815
    Research and development included
      in acquisitions                                 80,000         4,712,762
    Options issued to consultants                      8,500            73,000
    Common stock and options issued in
      payment of expenses                            704,874                --
    Warrants issued                                       --           680,000
    Write-off of investment in subsidiary            250,000                --
  Net changes in non-cash working
      capital items related to operations
    Accounts receivable                             (162,622)          (33,600)
    Inventory                                        (88,462)            9,092
    Prepaids and deposits                           (239,558)           66,587
    Accounts payable                                 915,887           260,960
                                                  ----------        ----------
NET CASH FLOWS FROM OPERATING
ACTIVITIES                                          (583,932)       (1,003,770)
                                                  ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable                                           --          (250,000)
  Proceeds of common stock issuance                  675,868           473,500
                                                  ----------        ----------
NET CASH FLOWS FROM FINANCING
ACTIVITIES                                           675,868           223,500
                                                  ----------        ----------

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     AS AT MARCH 31, 2002 AND MARCH 31, 2001

                                                      For the three    For the three
                                                       months ended     months ended
                                                      March 31, 2002   March 31, 2001
                                                      --------------   --------------
                                                        (unaudited)      (unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets                         $   (12,927)     $   (95,235)
                                                        -----------      -----------
NET CASH FLOWS FROM INVESTING
ACTIVITIES                                                  (12,927)         (95,235)
                                                        -----------      -----------
  Effect of foreign currency exchange
    rate changes                                             (3,144)          97,478
                                                        -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS FOR THE PERIOD                              75,865         (778,027)
  Cash and cash equivalents - beginning of period           234,979        1,453,858
                                                        -----------      -----------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                                             310,844          675,831
                                                        ===========      ===========
  Cash and cash equivalents are comprised as follows:
      Cash                                                  310,844          534,775
      Short-term investments                                     --          141,056
                                                        -----------      -----------
                                                            310,844          675,831
                                                        -----------      -----------
CASH AND CASH EQUIVALENTS
- END OF PERIOD                                             310,844          675,831
                                                        ===========      ===========


Note:  See note 13 for supplemental information


            See Notes to Condensed Consolidated Financial Statements

                      PARADIGM ADVANCED TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              AS AT MARCH 31, 2002

                                   (UNAUDITED)

                                                                                              CUMULATIVE
                                                              ADDITIONAL                         OTHER
                                                               PAID IN                       COMPREHENSIVE
                                  SHARES         AMOUNT        CAPITAL          DEFICIT          GAIN
                               ------------   ------------   ------------    ------------    -------------
Balance at December 31, 2000     77,973,829   $      7,797   $ 66,316,298    $(51,849,253)   $     15,461

Foreign currency transactions            --             --             --              --         247,532
Loss for the period                      --             --             --     (21,535,088)             --
Exercise of stock options
   and warrants                   5,981,819            598         91,902              --              --
Issued for cash                  18,839,457          1,884      3,458,093              --              --
Subscriptions receivable                 --             --             --              --              --
Issued on acquisition of
   NaftEL assets                  3,000,000            300      4,999,700              --              --
Issued for WorldLink              4,800,000            480           (480)             --              --
Acquisition Exchangeable
   Shares issued
   re: PowerLOC acquisition       1,248,750            125           (125)             --              --
Warrant feature on debentures            --             --        680,000              --              --
Conversion Feature on
   Debentures                            --             --         19,000              --              --
Options and warrants to
   employees and consultants             --             --      6,165,689              --              --
Issued in payment of expenses    11,391,462          1,139      2,368,596              --              --
Promissory note re:
   PowerLOC purchase                     --             --     (1,360,000)             --              --
Loan converted to stock           2,484,887            249        144,986              --              --
Issued for other consideration    2,031,206            203        226,908              --              --

Balance at December 31, 2001    127,751,410   $     12,775   $ 83,110,567    $(73,384,341)   $    262,993

                                                                                              CUMULATIVE
                                                              ADDITIONAL                         OTHER
                                                               PAID IN                       COMPREHENSIVE
                                  SHARES         AMOUNT        CAPITAL          DEFICIT          GAIN
                               ------------   ------------   ------------    ------------    -------------
Foreign currency transactions            --             --             --              --           3,134
Loss for the period                      --             --             --      (2,459,587)             --
Issued for cash                   5,553,024            555        675,312              --              --
Options and warrants to
   employees and consultants             --             --         88,500              --              --
Issued in payment of expenses     3,845,821            385        704,489
Issued in payment of
   accrued liabilities           12,448,635          1,245      2,583,509
Issued for other consideration       50,010              5             (5)
                               ------------   ------------   ------------    ------------    ------------

Balance at March 31, 2002       149,648,900         14,965     87,162,372     (75,843,928)        266,127


            See Notes to Condensed Consolidated Financial Statements

                      PARADIGM ADVANCED TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements for the three months ended March 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Paradigm Advanced Technologies, Inc. ("Paradigm" or the "Company") have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements for the year ended December 31, 2001 and footnotes thereto which were included in the Company's annual report on Form 10-K dated April 1, 2002.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     PRINCIPLES OF CONSOLIDATION
     The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Consolidation commenced with the effective dates of the acquisition of the operations of the wholly-owned subsidiaries and these consolidated financial statements include the financial results of the wholly-owned subsidiaries to March 31, 2002.

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

     INTELLECTUAL PROPERTY
     Intellectual Property is recorded at cost less accumulated amortization. Amortization is provided over their estimated useful lives. Patent Rights are amortized over 10 years using the straight-line method. The Company has adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142. "Goodwill and Other Intangible Assets (SFAS No. 142). and Statement of Financial Accounting Standard No.
     144. "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

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

     LOSS PER SHARE

     The Company is required to present basic and diluted earnings or loss per share. The Company has issued potentially dilutive shares, but, because the Company has a loss, the potentially dilutive shares are deemed anti-dilutive and only the basic loss per share is presented. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

     INCOME TAXES
     The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the future tax consequences of events that have been include in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

     STOCK-BASED COMPENSATION PLAN
     The Company uses a fair value-based method of accounting for stock-based compensation. The Company recognizes stock-based compensation expenses to employees based on the new fair value accounting rules.

                                                    For the three months ended
                                                             March 31,
                                                  -----------------------------
                                                     2002              2001
                                                  ----------         ----------
Net loss applicable to common shares

         Reported                                 (2,459,587)        (7,163,386)
         Pro-forma                                (3,431,285)        (7,791,981)

Basic loss per common share:
         Reported                                      (0.02)             (0.09)
         Pro-forma                                     (0.02)             (0.10)

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

     Revenue from the sale of software is recognized upon delivery and acceptance by the customer and in accordance with Statement of Position Number 97-2 (SOP 97-2).

     Patent royalty fees are recognized as income over the term of the applicable licenses.

     COMPREHENSIVE INCOME
     The Company discloses comprehensive income in its consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

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

     LONG-LIVED ASSETS

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and has determined that no impairment has occurred.

     CONCENTRATION OF CREDIT RISKS

     The Company's receivables are unsecured and are generally due in 30 days. Currently, the Company's customers are primarily purchasers of location devices. As of March 31, 2002, two customers combined comprised 59% of the company's revenues. The Company has only recently commenced generating revenue. As revenues and the number of customers increase, the risk from concentration of credit will likely decrease.

     RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and no longer permits the use of the pooling-of-interests method. SFAS No. 142 requires that amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We adopted SFAS No. 141 and SFAS No. 142. We do not expect our adoption of SFAS No. 141 or SFAS No. 142 to have a material impact on our financial position or results of operations.

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

3.   GOING CONCERN

     The Company is in the initial stages of developing its market, has been selling products and services since March of 2001, and has not yet achieved profitability. The Company has incurred losses since its incorporation in 1996. The Company has funded its operations to date through the issuance of shares and debt.

     The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects. In the period December 31, 2001 to March 31, 2002, the Company raised approximately $675,000 through the issuance of common shares for cash.

4.   CAPITAL ASSETS

                                                     March 31,      December 31,
                                                       2002             2001
                                                     ---------      -----------
     Furniture, fixtures and computers               $ 617,497       $ 604,570
     Less: accumulated amortization                   (169,226)       (136,011)
                                                     ---------       ---------
                                                       448,271         468,559
                                                     =========       =========

5.   INTELLECTUAL PROPERTY

                                                      March 31,     December 31,
                                                         2002           2001
                                                     -----------    -----------
     Patent Rights                                   $14,954,437    $14,954,437
                                                     -----------    -----------
     Less:  accumulated amortization                  (2,552,864)    (2,179,043)
                                                     -----------    -----------
                                                      12,401,573     12,775,394
                                                     ===========    ===========

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

     In February, 2001, as part of the acquisition of the assets of NaftEL (note
     10), the Company acquired six patents to which it allocated a value of $30,000.

6.   LOANS PAYABLE

     Loans payable include loans amounting to $150,500 (December 31, 2001 - $150,500) which are payable on demand and are secured by a pledge over all the assets of the Company, with interest at a rate of prime plus 4%. Accounts Payable and accrued liabilities at March 31, 2002 includes $131,464 of interest accrued on these loans. Interest expense for related party loans for the three months ended March 31, 2002 is $0 and for the three months ended March 31, 2001 is $ 71,886.

7.   PROMISSORY NOTE PAYABLE

     On August 20, 2001 the Company issued a promissory note to the original shareholders of PowerLOC for $1,360,000. The note has a 2 year term and is secured by a pledge over all the assets of the Company. This note relates to the acquisition of PowerLOC Technologies (see Note 10).

8.   RELATED PARTY TRANSACTIONS

     In March of 2002 150,000 restricted shares were issued to a director of the corporation for services resulting in a charge to the income statement of approximately $19,500.

9.   CAPITAL STOCK

     The following table summarizes activity under the Company's stock option plan:

                                                                        Weighted
                                                                        average
                                           Number of        Price       exercise
                                            Options       per share      price
                                          -----------    ------------   --------

Options outstanding, December 31, 1999     23,038,201    $0.01-$ 0.40     $0.06
 - Options granted                         31,725,666    $0.05-$12.50     $1.58
 - Options expired                           (668,334)   $0.05-$ 3.00     $0.87
 - Options exercised                       (5,513,867)   $0.01-$ 2.00     $0.06

Options outstanding, December 31, 2000     48,481,666    $0.05-$12.50     $1.04
 - Options granted                         47,548,695    $0.05-$ 4.00     $0.64
 - Options cancelled                      (34,149,000)   $0.40-$ 4.00     $1.64
 - Options expired                         (4,021,666)   $0.25-$ 4.00     $1.09
 - Options exercised                       (6,350,000)   $0.05-$ 0.08     $0.05

Options outstanding, December 31, 2001     51,509,695    $0.05-$12.50     $0.40
- Options granted                              50,000           $0.26     $0.26
                                          -----------    ------------     -----
- Options outstanding, March 31, 2002      51,559,695    $0.05-$12.50     $0.40
                                          ===========    ============     =====

     The following warrants were outstanding at March 31, 2002:

                                                            Number of
     Expiry date               Price range                  Warrants
     -----------               -----------                 ----------
        2002                   $0.05-$0.25                  7,259,000
        2003                   $0.04-$2.50                  9,259,917
        2004                   $0.05-$2.00                 30,671,050
        2005                   $0.20-$2.75                  8,067,468
        2006                   $0.20-$0.45                 10,900,000
        2008                   $3.00-$9.00                  7,000,000
        2010                      $1.00                    12,500,000
                                                           ----------
     Total warrants outstanding                            85,657,435
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

10.  BUSINESS ACQUISITIONS

     a)   NaftEL acquisition

     In February 2001 the Company entered into an asset purchase agreement to purchase all of the assets of an Israeli company, NaftEL Technologies Ltd. ("NaftEL"). NaftEL is engaged in the development, manufacturing and marketing of interactive navigational and fleet management devices, including, inter alia, a map compression format, and owns certain intellectual property rights pertaining thereto. The Company has accounted for the acquisition using the purchase method. Consideration given was as follows:

     Issuance of 3,000,000 common shares at $1.66                   $5,000,000
                                                                    ==========
     The purchase price has been allocated as follows:
     Capital assets                                                 $   30,000
     Patents                                                            30,000
     Research and development expenses                               4,940,000
                                                                    ----------
                                                                    $5,000,000
                                                                    ==========


     Included in the assets acquired was software and technology for the interactive navigational and fleet management devices, including, inter alia, a map compression format and intellectual property rights pertaining thereto. These development costs were allocated to research and development expenses.

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

     o 10,000,000 warrants for common shares are held in escrow for the vendors and are subject to a vesting schedule, based on the Company achieving specified progressive revenue targets, ranging from $1,000,000 to $5,000,000, from the commercialization of the purchased assets. The exercise prices of the warrants range from $1 to $9, based on the revenue targets achieved. On

          March 15, 2002 2,000,000 warrants at an exercise price of $1.00 were released from escrow. On March 31, 2002, an additional 1,000,000 warrants were released from escrow. These warrants resulted in a charge to the income statement of $80,000.

     b)   PowerLOC acquisition

     On March 29, 2000, the Company completed the acquisition of 100% of Power Point Micro Systems Inc. and PowerLOC Technologies, Inc. ("PowerLOC"). The acquisition has been accounted for using the purchase method. PowerLOC Technologies, Inc. is a research and development company that has developed a low-cost, miniature mobile-location GPS unit that transmits its position to a base station through existing PCS, pager or cellular phone wireless networks. Power Point Micro Systems, Inc. is an international telecommunications consulting firm specializing in wireless and wireline, voice and data systems integration. Consideration was as follows:

     Cash                                                            $   300,000
     Issuance of 3,650,000 common shares at market
        value of $1.72                                                 6,278,000
     Issuance of 1,350,000 exchangeable shares at
        market value of $1.72                                          2,322,000
     Issuance of 4,166,666 options for common shares
        at market value of $1.42                                       5,916,666
     Costs incurred                                                       29,731
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

     The purchase price was allocated to research and development expenses.

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

     c)   WorldLink acquisition

     In 2000 the Company entered into an agreement ("the Agreement") with Pangea Petroleum Corporation ("Pangea") to form a strategic alliance. The primary activity of the joint venture will be to act as an incubator in seeking out companies with technologies in which WorldLink can make appropriate investments in new and complimentary technologies. As part of the Agreement, the Company and Pangea agreed as follows:

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

          ii) Pangea acquired all of the Class A Membership Units of WorldLink in exchange for 12,500,000 warrants of Pangea, issued to WorldLink. These units also represent 45% of the membership units in WorldLink.

          iii) Marc Nathan, originally an officer of a company affiliated with Pangea, acquired a 5% share of the Class A Membership Units of World Link in exchange for the transfer of all Class B Membership Units to Paradigm.

          iv) The Company issued 1,000,000 common shares, valued at $35,000, in payment of professional and consulting fees.

          v) In the event of the liquidation of WorldLink, the Class A membership units have a liquidation preference in and to the Paradigm securities, and the Class B membership units have a liquidation preference in and to the Pangea securities.

          vi) As of May of 2002, Pangea has agreed to allow Marc Nathan or a company controlled by him to acquire all Class Membership Units of WorldLink.

     The acquisition has been accounted for using the purchase method. The assets of WorldLink acquired and the consideration given by the Company are summarized as follows:

          a)   Assets acquired (50% interest):
               Equipment                                               $  1,000
               Investments                                              612,550
                                                                       --------
                                                                       $613,550
                                                                       ========
          b)   Consideration given:
               8,500,000 common shares                                 $297,500
               12,500,000 warrants                                      300,000
               Costs incurred                                            16,050
                                                                       --------
                                                                       $613,550
                                                                       ========


     The fair value of the options granted was estimated on the date of grant using the Black-Scholes pricing model using the following assumptions:

          Risk-free interest rate                        6.6%
          Dividend yield                                   0%
          Expected life                              10 years
          Stock price volatility                         100%

     The fair value of the options granted was recalculated as of March 31, 2002 using the Black-Scholes pricing model using the following assumptions:

          Risk-free interest rate                       5.35%
          Dividend yield                                   0%
          Expected life                             8.5 years
          Stock price volatility                         100%

     Based on this calculation it was determined that there was a permanent impairment in the value of the investment and therefore the Company took a write-down of the investment value of $250,000.

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

12.  GOVERNMENT ASSISTANCE

     Under an agreement with National Research Council Canada, Industrial Research Assistance Program, a project was approved in 2000 for Pre-commercialization Assistance of up to $327,000 for research and development. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004, and is limited to a maximum of $490,000. If the full amount of the assistance is not repaid at January 1, 2005 the royalty continues until the earlier of full repayment, or for ten years.

     No amounts have been accrued with regard to this project as the conditions for repayment have not yet been met.

     Government assistance has been applied to reduce research and development expense as follows:

                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
                                                        2002            2001
                                                     ----------     -----------
     Research and development                        $  270,695     $ 5,090,869
     Government assistance                                   --     $   262,478
                                                     ----------     -----------
                                                     $  270,695     $ 4,828,391
                                                     ==========     ===========

13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Non-monetary transactions:

                                                       For the three      For the three
                                                        months ended       months ended
                                                       March 31, 2002     March 31, 2001
                                                       --------------     --------------
     Shares issued for acquisitions                              --          5,000,000
     Exercise of stock options and warrants                      --             17,500
     Loan converted to stock                                     --             47,876
     Stock issued for other consideration                        --             59,529
     Subscription receivable                                     --            218,840
     Shares issued for accounts payable and accrued       2,584,754                 --
        liabilities


14.  COMPREHENSIVE LOSS

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                         2002            2001
                                                      ---------       ---------
      Net loss                                        2,459,587       7,163,386
      Foreign currency translation adjustment            (3,134)       (124,069)
                                                      ---------       ---------
                                                      2,456,453       7,039,317
                                                      =========       =========


     The components of cumulative other comprehensive income are as follows:

     Cumulative other comprehensive income - December 31, 2001           262,993
     Foreign currency translation adjustments for the
        three months ended March 31, 2002                                  3,134
                                                                        --------
     Cumulative other comprehensive income - March 31, 2002              266,127
                                                                        ========

15.  COMMITMENTS

     The Company leases premises under an operating lease with a ten year term and a separate lease which commitment terminates in May of 2002 for GPSoft operations in Israel. Rent expense during the three months ended March 31, 2002 was $40,261 (2001 - $36,872). Minimum lease commitments under the lease at March 31, 2002 were:

     12 months                                                            85,565
     24 months                                                            84,932
     36 months                                                            84,932
     48 months                                                            87,506
     60 months                                                           111,684
     Thereafter                                                          344,610
                                                                         -------
                                                                         799,229
                                                                         =======


16.  INCOME TAXES

     The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                        March 31,     March 31,
                                                          2002          2001
                                                       ----------    ----------
     Deferred tax assets:
        Operating loss carry-forwards                   6,257,849     3,366,000
        Valuation allowance                            (6,256,000)   (3,366,000)
                                                       ----------    ----------
        Net deferred tax assets                             1,849             0
                                                       ==========    ==========


     The Company has determined that realization is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

     The Company's statutory and effective tax rate is 34%.

     The Company has certain non-capital losses of $18,400,000 available, which can be applied against future taxable income and which expire from 2007 to 2022.

17.  SEGMENTED INFORMATION

     The Company operates two product segments; one is the sale of GPS based location technology, and the second is GPS based navigation technology. The Company also operates in three Geographic Areas. Revenue by Geographic Area is determined based on the customer's location. The Revenue by Geographic Area for the first quarter of the 2002 fiscal year is as follows:

                     North America   South America      Europe        Total
                     -------------   -------------    ---------     ----------
     Location          $246,946         $78,797        $      0     $  325,743
     Navigation         140,732           1,995         964,774      1,107,501
                       --------         -------        --------     ----------
     Total             $387,678         $80,792        $964,774     $1,433,244
                       ========         =======        ========     ==========


     The revenue for the quarter ended March 31, 2001 was all for Location Technology and can be broken down as follows:

     North America              $ 53,417

     South America              $  7,288

     Management is of the opinion that the proportion of net loss based principally on sales, presented below, would fairly present the results of operations by geographic area and by product segment for the period ended March 31, 2002. In the quarter ended March 31, 2001 all loss is attributable to North America.

                   North America   South America      Europe          Total
                  --------------   -------------    -----------    -----------
     Location        (423,784)      $(135,223)      $         0       (559,007)
     Navigation      (241,510)         (3,424)       (1,655,646)    (1,900,580)
                    ---------       ---------        ----------    -----------
     Total          $(665,294)      $(138,647)       (1,655,646)   $(2,459,587)
                    =========       =========        ==========    ===========

     There are no material total assets located outside of North America.

18.  CREDIT FACILITIES

     In November 2001, the Company secured a $2.5 million purchase order and an accounts receivable financing facility for its PowerLOC division from Production Finance International, LLC of Spokane, Washington and KBK Financial, Inc. of Fort Worth, Texas. This combined financing facility has been set up in order to finance the fulfillment of the purchase orders received from its customers. As of March 31, 2002 the company has drawn down a total of $259,000 in the quarter from Production Finance, of which $199,000 remains owing. There have been no drawdowns from the facility with KBK Financial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements that reflect the Company's current expectations about its future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects, and opportunities to differ materially from those expressed in, or contribute to such differences include, but are not limited to, limited capital resources, lack of operating history, intellectual property rights, reliance on one product line for revenue, and other factors discussed under "Risk Factors." in the Company's Form 10-K which was filed on April 1, 2002. Except as required by the federal securities law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.

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

         a)       Overview

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

         To date, the Company has sold its products and services both domestically and internationally. The Company is expanding its service offerings to additional countries during the year 2002, now serving Sweden and Spain.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

PRODUCT SALES AND ROYALTIES REVENUES

The Company recorded sales and royalties of $1,433,244 for the three months ended March 31, 2002 as compared to $60,705 for the three months ended March 31, 2001 as a result of the continued sales of PowerLOC L-BIZ(TM) products and the continued growth in sales of Destinator products.

The Company earned revenues of $1,107,501 through the sale and licensing of is navigation products (Destinator(TM)) as well as $325,743 through the sale of its tracking products (PowerLOC). In addition, it is anticipated that the Company will be able to realize more revenues from the licensing of its patents and proprietary rights.

GROSS MARGIN

The gross margin for the quarter ended March 31, 2002 was 51% as compared to 42% for the quarter ended March 31, 2001. The gross margin percentage should continue to increase as higher volume of higher margin Destinator sales are processed.

OPERATING EXPENSES

Overall operating expenses for the three months ended March 31, 2002 were down 56% over the three months ended March 31, 2001 from $7,188,892 during the first quarter of 2001 to $3,175,814 during the first quarter of 2002. The operating expenses are comprised of the Selling General and Administrative Expenses, Research and Development Expenses, Depreciation and Amortization and Write down of Investments.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling General and Administration Expenses for the three months ended March 31, 2002 were $2,236,596 as compared to $1,154,019 for the three months ended March 31, 2001. The expenses for the period ended March 31, 2002 include a non cash component of $713,374 for the issuance of stock and options to consultants and employees and in payment of other expenses. The non cash component for the period ended March 31, 2001 was $73,000. The cash component of expenses for the 3 months ended March 31, 2002 was $1,523,222 as compared to $1,081,019 for the same period ended March 31, 2001. This represents an increase of approximately 40% and can be attributed to a full quarter of operations for GPSoft, the Company's Israeli R & D subsidiary for navigation, which commenced operations in February 2001, and the increased costs associated with marketing and selling our products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and Development Expenses for the three months ended March 31, 2002 were $270,695 as compared to $4,828,391 for the three months ended March 31, 2001. The expense for the three months ended March 31, 2002 includes a non cash component of $80,000 relating to the warrants issued as a result of the acquisition of NaftEL. The expense for the three months ended March 31, 2001 includes a non cash component of $4,712,762 relating to the acquisition of the assets of NaftEL. The cash component of the expense for the three months ended March 31, 2002 is $190,695 as compared to $115,629 for the quarter ended March 31, 2001. The increase is a result of a full quarter of research and development at GPSoft. Research and Development Expenses are net of grants received from the National Research Council of Canada through the Industrial Research Assistance Program. This contribution will be repayable in the form of a royalty of 1% of gross revenues for the year ending December 31, 2004. If the full amount of the assistance is not repaid at January 1, 2005, the royalty continues until the earlier of full repayment of for ten years.

DEPRECIATION AND AMORTIZATION CHARGES

         Depreciation and amortization charges for the three months ended March 31, 2002 were $407,034 as compared to $390,815 for the three months ended March 31, 2001. The increase in depreciation and amortization charges is a result of the addition of fixed assets during the year and the depreciation of assets acquired from NaftEL for a full quarter in 2002 as compared to 2001.

WRITE DOWN IN LONG TERM INVESTMENT

In the three months ended March 31, 2002 the Company had a write down of its investment in Worldlink USA of $250,000. There was no write-down in the three months ended March 31, 2001.

NET INCOME (OR LOSS) BEFORE TAXES

The net loss for the three months ended March 31, 2002 was $2,451,750 as compared to $7,163,386 for the three months ended March 31, 2001. This represents a reduction of 67% compared to the previous period. The loss for the three months ended March 31, 2002 includes the expensing of charges of $1,450,410 for non-cash charges recorded for the issuance of stock options to consultants and employees and for other associated expenses. The loss for the 3 months ended March 31, 2001 includes the expensing of a charge of $4,712,762 representing the one time cost of the acquisition of the NaftEL assets that was allocated to Research and Development expense and $1,143,815 for issuing of stock options to consultants and for other associated expenses. Net loss before non-cash charges for the three months ended March 31, 2002 was $1,001,340 as compared to $1,306,809 for the three months ended March 31, 2001. The decrease in the net loss of 27% can be attributed to an increase in gross margin in 2002 which resulted in a decrease in net loss, offset by an increase in the expenses due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents on hand of $310,844 at March 31, 2002. The Company raised $675,000 in cash during the three months ended March 31, 2002, through the sale of common shares. The Company intends to raise additional funds on an as-needed basis to finance its future activities through the issuance and sale of additional shares of stock and the assumption of additional debt and government funding. The Company does not have any commitments for capital expenditures and believes that its current cash balances, combined with its financing activities and operating cash flows and the credit resources mentioned below, will be sufficient to meet its operating and development needs for at least the next three months. If the Company has not obtained additional financing prior to that time, it will need to delay or eliminate some of its development activities.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in foreign currency exchange rates. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to sales of our products in Europe and other foreign markets and the fact that most of our employees work in Canada and are paid in Canadian dollars. Although we transact business in various foreign countries, settlement amounts are usually based on the U.S. dollar or New Israeli Shekels. Transaction gains or losses resulting from sales revenues have not been significant in the past and we are not engaged in any hedging activity on New Israeli Shekels or other currencies. Based on our revenues derived from markets other than the United States for the three months ended March 31, 2002, a hypothetical 10% adverse change in New Israeli Shekels or the Canadian dollar against the U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results in operations or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

The following information is provided for all securities sold by the Company for the three months ended March 31, 2002 without registering the securities under the Securities Act of 1933. There were no underwriters involved in the sales.

                                                                    Dollar Value

                               PERSON OR CLASS OF
                                    PERSONS                                       CASH         DOLLAR VALUE OF OTHER
              DATE               TO WHOM SOLD             NUMBER OF SHARES    CONSIDERATION    TYPE OF CONSIDERATION
     ---------------------     ------------------         ----------------    -------------    ---------------------
     January 2002              Eduardo Guendelman            1,031,031(1)                             $113,413
     January 2002              David Kerzner                 1,241,157(2)                             $136,587
     January 2002              Watson & Associates           3,600,000(3)                           $1,194,267

     January 2002              Triple Five Financial         2,640,670(4)                             $287,833
     January 2002              Piper Marbury Rudnick           189,111(5)                              $44,401
     January 2002              Shay David                    1,000,000(6)                             $221,000
     January 2002              Ron Yekutiel                  2,000,000(7)                             $442,000
     January 2002              Jacob International             400,000(8)                             $109,200
     January 2002              Eduardo Guendelman              130,000(9)                               $9,750
     January 2002              David Kerzner                   108,333(10)                              $8,125
     January 2002              Selwyn Wener                    108,333(11)                              $8,125
     March 6, 2002             Gordon Sharwood                 150,000(12)                              19,500
     March 11,2002             Cheshire Estates Trust        1,234,567(13)        $200,000
     January 2002              JAE Investments                  31,000(14)                              $9,610
     February 15, 2002         Mendel Raskin                    80,000(15)                             $21,600
     January 23, 2002          MentorINC                       100,000(16)                             $19,960
     January 16, 2002          Eastern Investments              12,000(17)                              $2,184
     January 16, 2002          Eastern Investments           1,500,000(17)                            $273,000
     January 10, 2002          Eastern Investments           1,488,000(17)                            $270,816
     January 11, 2002          Paul J. Lagassey                480,000(18)                             $87,360
     February to March 2002    Consultants                      54,821(19)                             $13,344
     January to March 2002     Pacific Continental           4,318,457(20)       $475,867

---------------------------

1. These shares were issued to this accredited investor as a settlement of accrued liabilities. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Guendelman was an officer and a director of the Company at the time of the sale

2. These shares were issued to this accredited investor as a settlement of accrued liabilities. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Guendelman was an officer and a director of the Company at the time of the sale

3. These shares were issued to this accredited investor to cancel indebtedness owed to this person accrued liabilities. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Watson was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

4. These shares were issued to this accredited investor as a settlement of accrued liabilities. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Triple Five Financial is partially controlled by David Ghermazian a director of the Company at the time of the sale.

5. These shares were issued to this law firm, an accredited investor, as payment for accrued liabilities for legal services rendered to the Company. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. It was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

6. These shares were issued to this non-accredited investor as a settlement of accrued liabilities for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Shay was an employee and officer of the Company at the time of the sale

7. These shares were issued to this non-accredited investor as a settlement of accrued liabilities for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Yekutiel was an employee and officer of the Company at the time of the sale

8. These shares were issued to this accredited investor as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Jacob International was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. Jacob International is sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.


9. These shares were issued to this accredited investor as a settlement of accrued liabilities for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Guendelman was an officer and a director of the Company at the time of the sale

10. These shares were issued to this accredited investor as a settlement of accrued liabilities for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Kerzner was an officer and a director of the Company at the time of the sale

11. These shares were issued to this accredited investor as a settlement of accrued liabilities for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506.

12. These shares were issued to this accredited investor as a settlement of accrued liabilities for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. Mr. Sharwood was a director of the Company at the time of the sale

13. These shares were issued to this non-accredited investor to cancel indebtedness owed to this person for accrued liabilities. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. They were provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment

14. These shares were issued to JAE Investments Limited, a non-accredited investor, for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. JAE was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. The investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment

15. These shares were issued to Mendel Raskin, a non-accredited investor, for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Mr. Raskin was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. He was given an opportunity to ask questions of management concerning Paradigm's affairs. The investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment

16. These shares were issued to MentorInc, a non-accredited investor, for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. It was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It also had an opportunity to review the audited financial statements for 1999 and 2000. It was given an opportunity to ask questions of management concerning Paradigm's affairs. The investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.

17. These shares were issued to Eastern Investments, a accredited investor, for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. It was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It was given an opportunity to ask questions of management concerning Paradigm's affairs. The investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment

18. These shares were issued to Paul Lagassey, a accredited investor, for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. He was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. He was given an opportunity to ask questions of management concerning Paradigm's affairs. The investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment

19. These shares were issued to various consultants, a non-accredited investors, for consulting fees. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. They were provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. He also had an opportunity to review the audited financial statements for 1999 and 2000. They were given an opportunity to ask questions of management concerning Paradigm's affairs. The investors were sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment

20. These shares were issued to this non-accredited investor as a result of a private placement. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 506. No public solicitation or public advertising was employed. Pacific Continental was provided with an opportunity to review information concerning formation and operations of the Company and had the opportunity to verify the information. It was given an opportunity to ask questions of management concerning Paradigm's affairs. It was sophisticated and had sufficient knowledge and experience in financial and business matters to allow it to evaluate the merits and risks of the investment.


Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.       Description of Exhibit
         -----------       ----------------------

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 2002

                                     Paradigm Advanced Technologies, Inc.


                                     By:    /s/ Gordon Sharwood
                                          --------------------------------------
                                            Gordon Sharwood
                                            Chairman of the Board of Directors


                                     By:    /s/ David Ellis
                                          --------------------------------------
                                            David Ellis  Chief Financial Officer